Form 10-Q
period 2006-06-30
Marathon Acquisition Corp.
filed 2006-10-10
CIK 1361652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-32983

MARATHON ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-4813290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

623 5TH AVENUE, 26TH FLOOR

NEW YORK, NEW YORK 10022

(Address of principal executive office)

(202) 993-1674

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐.    Accelerated filer  ☐.    Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of October 5, 2006 was 49,410,850.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Reference is made to our financial statements and accompanying notes beginning on Page F-1 of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our combined consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

We were formed on April 27, 2006 as a blank check company for the purpose of acquiring, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating businesses. We intend to use cash derived from the net proceeds of our initial public offering, which closed on August 30, 2006, and the exercise by the underwriters of their over-allotment option, which closed on September 27, 2006, together with any additional financing arrangements that we undertake, to effect a business combination.

Through June 30, 2006, our efforts have been limited to organizational activities and activities relating to our initial public offering; we have neither engaged in any operations nor generated any revenues. As of June 30, 2006, we had accrued expenses and offering costs of approximately $241,148. In addition, we had cash of $176,190, which was principally funded pursuant to a $225,000 note issued to one of our initial stockholders.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Loss per common share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $350. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at June 30, 2006. The effective tax rate differs from the statutory rate of 35% due to the increase in the valuation allowance.

Deferred offering costs

Deferred offering costs consist principally of legal fees incurred through the balance sheet date that are related to the Proposed Offering and that will be charged to capital upon the receipt of the capital raised.

Recent Developments

On August 30, 2006, we consummated a private placement of 5.5 million warrants with Marathon Investors, LLC, an entity owned and controlled by our chairman, chief executive officer and secretary, and our initial public offering of 37,500,000 units. The net proceeds from the private placement and our initial public offering was approximately $283,550,000, after deducting offering expenses of approximately $950,000 and underwriting discounts of approximately $21,000,000. Approximately $283,550,000 of the proceeds from the private placement and our initial public offering were placed in trust along with $6,000,000 of deferred underwriting discounts and commissions.

On September 27, 2006, the underwriters for our initial public offering exercised their over-allotment option and purchased 2,535,850 additional units. The net proceeds from the exercise of the over-allotment option was approximately $18,866,724, after deducting underwriting discounts and commissions of approximately $1,420,076. All of the net proceeds from the exercise of the over-allotment option and approximately $405,736 of deferred underwriting discounts and commissions have been placed in trust. We have not yet determined the amount of any expenses attributable to the sale of units pursuant to the exercise of the over-allotment option.

As of October 5, 2006, after giving effect to the sale of units pursuant to the exercise of the over-allotment option and our operations subsequent to completion of our initial public offering, including our withdrawal of approximately $644,000 of the interest earned on the funds held in the trust account on October 3, 2006, approximately $309,458,000 was held in trust and we had approximately $326,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriters’ discounts and commissions). However, we may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.

We may issue additional capital stock or debt securities to finance a business combination. The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):

•	may significantly reduce the equity interest of our stockholders;

•	will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in any debt securities, such as covenants that require the satisfaction or maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and

•	our inability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.

We believe that we will have sufficient funds to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Approximately $3,900,000 of working capital over this time period will be funded from the interest earned from the funds held in the trust account. Over this time period, we anticipate making the following expenditures:

•	approximately $1,750,000 of expenses for due diligence of prospective target businesses, including fees for market research or consultants used to perform due diligence, if any and reimbursement of out-of-pocket due diligence expenses incurred by our management team;

•	approximately $1,450,000 of legal, accounting and other non-due diligence expenses including structuring and negotiating a business combination;

•	approximately $180,000 of expenses for office space, administrative and support services to Marathon Management, LLC;

•	approximately $100,000 of legal and accounting fees relating to SEC reporting obligations; and

•	approximately $420,000 of miscellaneous expenses (potentially including deposits or down payments for a proposed business combination), premiums for key man life insurance for our chairman, chief executive officer and secretary and premiums and director and officer liability insurance premiums and reserves.

On August 30, 2006, we used $225,000 of the proceeds from the private placement and our initial public offering to repay the note payable to one of our initial stockholders, Mr. Gross. The loan was repaid in full, without interest, and cancelled.

On September 14, 2006, we used $285,000 of our general working capital to pay premiums associated with our directors and officers liability insurance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business; we have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

As of October 5, 2006, approximately $303,053,000 of the net proceeds of the private placement and our initial public offering (excluding approximately $6,405,000 of deferred underwriting discounts and commissions) was held in trust for the purposes of consummating a business combination. The proceeds held in trust (including approximately $6,405,000 of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States. As of October 5, 2006, the effective annualized interest rate payable on our investment was approximately 5.09%. Assuming no other changes to our holdings as of October 6, 2006, a 1% decrease in the underlying interest rate payable on our investment as of October 6, 2006 would result in a decrease of approximately $774,000 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on April 27, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

As of June 30, 2006, we, including our chief executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting since our inception on April 27, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

We are a newly formed, development stage company with a limited operating history and no revenues from operations, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with limited operating results. Because we lack an established operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target businesses concerning a business combination and may be unable to complete a business combination. We will not generate any revenues from operations until after completing a business combination. If we expend all of the funds not held in trust and interest income earned of up to $3.9 million on the balance of the trust account that may be released to us to fund our working capital requirements (subject to the tax holdback) in seeking a business combination but fail to complete such a combination, we will never generate any operating revenues.

We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate.

We must complete a business combination with a fair market value of at least 80% of the balance of the trust account at the time of the business combination (excluding deferred underwriting discounts and commissions of approximately $6.4 million) within 18 months after the consummation of our initial public offering (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the consummation of our initial public offering and the business combination relating thereto has not yet been consummated within such 18-month period). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

If we liquidate before concluding a business combination, our public stockholders will receive less than $8.00 per share on distribution of trust account funds and our warrants will expire worthless.

If we are unable to complete a business combination and must liquidate our assets, the per-share liquidation distribution will be less than $8.00 because of the expenses of our initial public offering, our general and administrative expenses and the planned costs of seeking a business combination. Furthermore, our outstanding warrants are not entitled to participate in a liquidating distribution and the warrants will therefore expire worthless if we liquidate before completing a business combination. For a more complete discussion of the effects on our stockholders if we are unable to complete a business combination, please see “Proposed Business — Effecting a Business Combination — Liquidation if no business combination.”

You will not receive protections normally afforded to investors in blank check companies.

Since the net proceeds of our initial public offering are designated for completing a business combination with a target business that has not been identified, we may be deemed a “blank check” company under the United States securities laws. However, because on consummation of our initial public offering we had net tangible assets in excess of $5,000,000 and filed a Form 8-K with the SEC that included an audited balance sheet demonstrating this fact, we are exempt from SEC rules such as Rule 419 that are designed to protect investors in blank check companies. Accordingly, our stockholders will not receive the benefits or protections of that rule. Among other things, this means our units are immediately tradable and we have a longer period of time to complete a business combination in some circumstances than do companies subject to Rule 419. Moreover, Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless, and only after, the funds held in the trust account were released to us in connection with our consummation of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per share liquidation price received by you will be less than $7.72 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Pursuant to Delaware General Corporation Law Sections 280 and 281, upon our dissolution we will be required to pay or make reasonable provision to pay all of our claims and obligations, including all contingent, conditional, or unmatured claims. These amounts must be paid or provided for before we make any distributions to our stockholders. While we intend to pay such amounts, if any, from the interest on the trust account available to us for working capital, we cannot assure you those funds will be sufficient to cover such claims and obligations. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements, or if executed, that such waivers will be enforceable or otherwise prevent potential contracted parties from making claims against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and, as a result, the per-share liquidation price could be less than $7.72 due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, Mr. Gross will be personally liable for ensuring that the proceeds in the trust account are not reduced by the claims of any third party if such third party does not execute a waiver of its rights, title, interest or claim of any kind in or to the trust account, but only to the extent any claims made against the trust account and the payment of such debts or obligations actually reduces the amount in the trust account. However, we cannot assure you that Mr. Gross will be able to satisfy those obligations. Based on the information in his director and officer questionnaire provided to us in connection with our initial public offering as well as the representations as to his accredited investor status (as such term is defined in Regulation D under the Securities Act), we currently believe that Mr. Gross is of substantial means and capable of funding his indemnity obligations, even though we have not asked him to reserve for such an eventuality. However, we cannot assure you Mr. Gross will be able to satisfy those obligations. We believe the likelihood of Mr. Gross having to indemnify the trust account is limited because we intend to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claims of any kind in or to monies held in the trust account.

We estimate that in the event we liquidate the trust account a public stockholder will receive approximately $7.72 per share, without taking into account interest earned on the trust account (net of taxes payable on interest income on the funds in the trust account and interest income of up to $3.9 million on the trust account balance previously released to us to fund our working capital requirements, including the costs of our dissolution and liquidation (subject to the tax holdback)) out of the funds in the trust account. We expect that all costs associated with implementing our plan of dissolution and liquidation as well as payments to any creditors will be funded from the interest on the trust account available to us as working capital. If such funds are insufficient to cover the costs of our dissolution and liquidation, Mr. Gross has agreed to indemnify us for our out-of-pocket costs associated with such dissolution and liquidation, excluding any special, indirect or consequential costs, such as litigation, pertaining to such dissolution and liquidation. We estimate that our total costs and expenses for implementing and completing our stockholder-approved plan of dissolution and liquidation will be in the range of $50,000 to $75,000. This amount includes all costs and expenses relating to filing of our dissolution in the State of Delaware, the winding up of our company and the costs of a proxy statement and meeting relating to the approval by our stockholders of our plan of dissolution and liquidation.

Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them. Accordingly, the actual per share amount distributed from the trust account to our public stockholders could be significantly less than approximately $7.72, without taking into account interest earned on the trust account (net of taxes payable on interest income on the funds in the trust account and interest income of up to $3.9 million on the trust account balance previously released to us to fund our working capital requirements, including the costs of our dissolution and liquidation). Any claims by creditors could cause additional delays in the distribution of trust funds to the public stockholders beyond the time periods required to comply with Delaware General Corporation Law procedures and federal securities laws and regulations.

Since we have not yet selected a particular industry or any target business with which to complete a business combination, you will be unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in the United States or Western Europe in any industry we choose and we are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business or businesses with which we may ultimately enter a business combination. Although the members of our management team will evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risks present in that target business. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to stockholders than a direct investment, if an opportunity were available, in a target business.

If we seek to effect a business combination with an entity that is directly or indirectly affiliated with members of our management team, conflicts of interest could arise.

Members of our management team either currently have or may in the future have affiliations with companies that we may seek to acquire. Despite our agreement to obtain an opinion from an independent investment banking firm that a business combination with an affiliated entity is fair to our stockholders from a financial point of view, potential conflicts of interest may still exist, and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would have been absent any conflicts of interest.

If we issue capital stock or convertible debt securities to complete a business combination, your equity interest in us could be reduced or there may be a change in control of our company.

Our amended and restated certificate of incorporation authorizes the issuance of up to 249,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 154,053,300 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, including the sponsor warrants) and all of the 1,000,000 shares of preferred stock available for issuance. We have no current commitments to issue any additional securities. We may issue a substantial number of additional shares of our common stock or may issue preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. Our issuance of additional shares of common stock or any preferred stock:

•	may significantly reduce your equity interest in us;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may among other things limit our ability to use any net operating loss carry forwards we have, and result in the resignation or agreed-upon removal of our management team; and

•	may adversely affect the then-prevailing market price for our common stock.

The value of your investment in us may decline if any of these events occur.

Stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

If we do not complete a business combination within 18 months after the consummation of our initial public offering (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle or definitive agreement is executed within 18 months after the consummation of our initial public offering and the business combination relating thereto is not consummated within such 18-month period), we will dissolve and distribute to our public stockholders an amount equal to the amount in the trust account, including (i) all accrued interest, net of income taxes payable on such interest and interest of up to $3.9 million on the trust account balance previously released to us to fund our working capital requirements, including the costs of our dissolution and liquidation, and (ii) all deferred underwriting discounts and commissions plus any remaining assets. Under Delaware law, creditors of a corporation have a superior right to stockholders in the distribution of assets upon dissolution. Consequently, if the trust account is dissolved and paid out prior to all creditors being paid on their claims, stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

Sections 280 and Section 281(b) of the Delaware General Corporation Law set forth two procedures that a dissolved corporation may follow when winding up its affairs. We cannot predict at this time which procedure we would comply with in the event of liquidation. If we elect to comply with Section 280 of the Delaware General Corporation Law, we would obtain greater certainty as to potential claims, and we, or a successor entity to us, may reject, in whole or in part, claims that are made. In addition, should we choose to comply with Section 280, a creditor who receives actual notice of our dissolution, as required by Section 280, would be barred from receiving payment if the claimant failed to present the claim in accordance with the required timeframes. Specifically, if we comply with certain procedures intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us and a 90-day period during which we may reject any claims brought, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. If we elect to comply with the procedures set forth at Section 281(b) of the Delaware General Corporation Law, stockholders will not know at the time of dissolution the scope of potential claims against us. Our stockholders could therefore potentially be liable for claims to the extent of distributions received by them in a dissolution and any liability of our stockholders will extend beyond the third anniversary of such dissolution.

Under Delaware law, our dissolution requires the approval of the holders of a majority of our outstanding stock, without which we will not be able to dissolve and liquidate, and distribute our assets to our public stockholders.

We will promptly adopt a plan of dissolution and liquidation and initiate procedures for our dissolution and liquidation if we do not effect a business combination within 18 months after consummation of our initial public offering (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle, or definitive agreement has been executed within 18 months after consummation of our initial public offering and the business combination related thereto has not yet been consummated within such 24-month period). However, pursuant to Delaware law, our dissolution requires the affirmative vote of stockholders owning a majority of our then outstanding common stock. Soliciting the vote of our stockholders will require the preparation of preliminary and definitive proxy statements, which will need to be filed with the SEC and could be subject to its review. This process could take a substantial amount of time ranging from 40 days to several months.

As a result, the distribution of our assets to the public stockholders could be subject to a considerable delay. Furthermore, we may need to postpone the stockholders’ meeting, resolicit our stockholders, or amend our plan of dissolution and liquidation to obtain the required stockholder approval, all of which would further delay the distribution of our assets and result in increased costs. If we are not able to obtain approval from a majority of our stockholders, we will not be able to dissolve and liquidate and we will not be able to distribute funds from our trust account to holders of our common stock sold in our initial public offering, and these funds will not be available for any other corporate purpose. In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. However, we cannot assure you that our stockholders will approve our dissolution in a timely manner or will ever approve our dissolution. As a result, we cannot provide investors with assurances of a specific timeframe for the dissolution and distribution.

If we acquire a company by issuing debt securities, our post-combination operating results may decline due to increased interest expense or our liquidity may be adversely affected by an acceleration of our indebtedness.

We may elect to enter into a business combination that requires us to issue debt securities as part of the purchase price for a target business. If we issue debt securities, such issuances may result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•	acceleration, even if we are then current in our debt service obligations, if the debt securities have covenants that require us to meet certain financial ratios or maintain designated reserves, and such covenants are breached without waiver or renegotiation;

•	a required immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt securities contain covenants restricting our ability to obtain additional financing.

Our initial stockholders currently control us and may influence certain actions requiring a stockholder vote.

The holders of shares of our common stock issued prior to the consummation of our initial public offering, whom we refer to as our initial stockholders, own approximately 19% of our issued and outstanding shares of common stock. Our initial stockholders and Marathon Investors, LLC have agreed that any common stock they acquire in or after our initial public offering will be voted in favor of a business combination that is presented to our public stockholders. Accordingly, shares of common stock acquired by the initial stockholders and Marathon Investors, LLC in or after our initial public offering will not have the same voting or conversion rights as our public stockholders with respect to a potential business combination, and will not be eligible to exercise conversion rights for those shares if a business combination is approved by a majority of our public stockholders.

Because an entity owned and controlled by Mr. Gross holds warrants to purchase 5,500,000 shares of our common stock, the exercise of those warrants may increase Mr. Gross’ ability to control us. This increase could allow Mr. Gross, along with the other initial stockholders, to further influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination.

Our board of directors is divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of a business combination. If there is an annual meeting of stockholders, only a minority of the board of directors will be considered for election and our initial stockholders will have considerable influence on the outcome of that election. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination. In addition, our initial stockholders and their affiliates are not prohibited from purchasing our common stock in the aftermarket. If they do so, our initial stockholders will have a greater influence on the vote taken in connection with a business combination.

Our long-term success is dependent upon yet to be identified members of our management team.

Our ability to successfully effect a business combination is totally dependent upon the efforts of our management team. The future role of our management team in the target business, however, cannot presently be ascertained. Although it is possible that some members of our management team will remain associated in various capacities with the target business following a business combination, it is likely that the management team of the target business at the time of the business combination will remain in place given that it is likely that they will have greater knowledge, experience and expertise than our management in the industry in which the target business operates as well as in managing the target business. Thus, even though our management team may continue to be associated with us in various capacities after a business combination, it is likely that we will be dependent upon a yet to be identified management team for our long-term success.

We will have only limited ability to evaluate the management of the target business.

Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

We will likely seek a business combination with one or more privately-held companies, which may present certain challenges to us, including the lack of available information about these companies.

In accordance with our acquisition strategy, we will likely seek a business combination with one or more privately-held companies. Generally, very little public information exists about these companies, and we are required to rely on the ability of our management team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

Members of our management team are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time and business opportunities.

Members of our management team are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us. As a result, members of our management team may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to these existing and future affiliations, members of our management team may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, members of our management team may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

For example, Mr. Gross, our chairman and chief executive officer, serves as co-chairman of the investment committee of Magnetar Financial LLC, an investment manager, and a senior partner in Magnetar Capital Partners LP, the holding company for Magnetar Financial LLC. In such capacities, Mr. Gross heads Magnetar Financial LLC’s credit and private investment business, which focuses primarily on debt securities. Marathon Acquisition Corp. Holdings LLC, an entity owned and controlled by Magnetar Financial LLC, will hold an economic interest in any distributions Mr. Gross may receive as a result of his ownership of Marathon Founders, LLC and Marathon Investors, LLC. As a result, Mr. Gross will face conflicts in the allocation of acquisition opportunities between us and Magnetar Financial LLC. Although Mr. Gross will endeavor to allocate acquisition opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain acquisition opportunities that Mr. Gross determines to offer to Magnetar Financial LLC. However, Mr. Gross expects his activities will primarily include evaluating debt investments on behalf of Magnetar Financial LLC, as opposed to evaluating the type of business combination for which we were formed. Moreover, members of our management team are not obligated to expend a specific number of hours per week or month on our affairs. We cannot assure you that these conflicts will be resolved in our favor.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons including those beyond our control such as that more than 19.99% of our public shareholders vote against the transaction and opt to convert their stock into a pro rata share of the trust account even if a majority of our shareholders approve the transaction. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Because the shares of common stock owned by our initial stockholders before our initial public offering are prohibited from participating in liquidation distributions by us, Messrs. Gross, Aron, Simon and Sheft may have a conflict of interest in deciding if a particular target business is a good candidate for a business combination.

Our initial stockholders have waived their right to receive distributions with respect to the shares of common stock purchased by them before our initial public offering if we liquidate because we fail to complete a business combination. Additionally, an entity owned and controlled by Mr. Gross has purchased warrants which will entitle it to purchase 5,500,000 shares of our common stock. The shares of common stock and warrants owned by such entity will be worthless if we do not consummate a business combination, and the $5.5 million purchase price of the sponsor warrants will be added to the proceeds of our initial public offering and held in the trust account, and will be part of any liquidating distribution. The personal and financial interests of Messrs. Gross, Aron, Simon and Sheft may influence their identification and selection of a target business, and may affect how or when we complete a business combination. The exercise of discretion by Messrs. Gross, Aron, Simon and Sheft in identifying and selecting one or more suitable target businesses may result in a conflict of interest when they decide if the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Unless we complete a business combination, members of our management team will not receive reimbursement for any out-of-pocket expenses they incur if such expenses exceed the amount not in the trust account and interest income of up to $3.9 million on the trust account balance that may be released to us to fund our working capital requirements. Therefore, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Members of our management team will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not in the trust account and interest income of up to $3.9 million on the trust account balance that may be released to us to fund our working capital requirements, unless the business combination is consummated. Members of our management team may, as part of any such combination, negotiate the repayment of some or all of any such expenses. If the target business’ owners do not agree to such repayment, this could cause our management team to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interests of members of our management team could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

We will probably complete only one business combination with the proceeds of our initial public offering and the private placement of the sponsor warrants, meaning our operations will depend on a single business that is likely to operate in a non-diverse industry or segment of an industry.

The net proceeds from our initial public offering and the private placement of the sponsor warrants provided us with approximately $302.4 million that we may use to complete a business combination, excluding any interest earned on the proceeds held in the trust account subsequent to completion of our initial public offering. Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of the balance in the trust account at the time of such business combination (excluding deferred underwriting discounts and commissions of approximately $6.4 million). We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, proxy statement disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination below the required threshold of 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $6.4 million). Due to these added risks, we are more likely to choose a single target business with which to pursue a business combination than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only our initial business combination with the proceeds of our initial public offering and the private placement of the sponsor warrants. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business combinations, or that operate in, diversified industries or industry segments.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

In order to meet our disclosure and financial reporting obligations under the federal securities laws, and in order to develop and seek to execute strategic plans for how we can increase the revenues and/or profitability of a target business, realize operating synergies or capitalize on market opportunities, we must conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, or that factors outside of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We will encounter intense competition from entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, as well as operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience in identifying and completing business combinations. A number of these competitors possess greater technical, financial, human and other resources than we do. Our limited financial resources may have a negative effect on our ability to compete in acquiring certain sizable target businesses. Further, because we must obtain stockholder approval of a business combination, this may delay the consummation of a transaction, while our obligation to convert into cash the shares of common stock held by public stockholders who elect conversion may reduce the financial resources available for a business combination. Our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. In addition, if our initial business combination entails a simultaneous purchase of several operating businesses owned by different sellers, we may be unable to coordinate a simultaneous closing of the purchases. This may result in a target business seeking a different buyer and our being unable to meet the threshold requirement that the target business has, or target businesses collectively have, a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $6.4 million) at the time of such combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of these factors, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

We will depend on the limited funds available outside of the trust account and a portion of the interest earned on the trust account balance to fund our search for a target business or businesses and to complete our initial business combination.

We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with the working capital we will need to identify one or more target businesses and to complete our initial business combination. While we are entitled to have released to us for such purposes interest income of up to a maximum of $3.9 million (subject to the tax holdback), a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our management team to operate or may be forced to liquidate. However, neither our management team nor any other party is required to provide any financing to us under any circumstances.

We may be unable to obtain additional financing if necessary to complete a business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We believe that the net proceeds of our initial public offering and the private placement of sponsor warrants sufficient to allow us to consummate a business combination. However, because we have no oral or written agreements or letters of intent to engage in a business combination with any entity, we cannot assure you that we will be able to complete a business combination or that we will have sufficient capital with which to complete a combination with a particular target business. If the net proceeds of our initial public offering and the private placement of the sponsor warrants are not sufficient to facilitate a particular business combination because:

•	of the size of the target business;

•	of the depletion of offering proceeds not in trust or available to us from interest earned on the trust account balance that is expended in search of a target business; or

•	we must convert into cash a significant number of shares of common stock owned by stockholders who elect to exercise their conversion rights and we had anticipated using such cash to consummate the business combination, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. If additional financing is unavailable to consummate a particular business combination, we would be compelled to restructure or abandon the combination and seek an alternative target business. Such restructuring could include, among other things, a reduction in the cash purchase price for the target business, the issuance or additional issuance of shares of our capital stock to the stockholders of the target business, or the stockholders of the target business allowing us to pay some of the purchase price for the target business in the form of a promissory note. Even if we do not need additional financing to consummate a business combination, we may require such financing to operate or grow the target business. If we fail to secure such financing, this failure could have a material adverse effect on the operations or growth of the target business. Neither our management team nor any other party is required to provide any financing to us in connection with, or following, a business combination.

Our outstanding warrants may adversely affect the market price of our common stock and make it more difficult to effect a business combination.

The units sold in our initial public offering include warrants to purchase 40,035,850 shares of common stock. We also sold warrants to an entity owned and controlled by Mr. Gross to purchase 5,500,000 shares of our common stock. If we issue common stock to conclude a business combination, the potential issuance of additional shares of common stock on exercise of these warrants could make us a less attractive acquisition vehicle to some target businesses. This is because exercise of the warrants will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Our warrants may make it more difficult to complete a business combination or increase the purchase price sought by one or more target businesses. Additionally, the sale or possibility of sale of the shares underlying the warrants could have an adverse effect on the market price for our common stock or our units, or on our ability to obtain other financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

An effective registration statement or a current prospectus may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise, we have registered with the SEC the shares of common stock issuable upon exercise of the warrants and a prospectus relating to the common stock issuable upon exercise of the warrants is current. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. Additionally, we have no obligation to settle the warrants for cash in the absence of an effective registration statement or under any other circumstances. The warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock is not registered with the SEC or if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current. Consequently, the warrants may expire unexercised or unredeemed.

Sponsor warrants have a superior exercise right to warrants received in our initial public offering.

The sponsor warrants issued to Marathon Investors, LLC, an entity owned and controlled by Mr. Gross, upon the consummation of our initial public offering may be exercised pursuant to an exemption to the requirement that the securities underlying such warrants be registered pursuant to an effective registration statement. Therefore, the sponsor warrants may be exercised whether or not a current registration statement is in place. The warrants issued in our initial public offering were not issued under this exemption, therefore they may only be exercised if a current registration statement is in place. The Company is required only to use its best efforts to maintain a current registration statement; therefore, the warrants issued in our initial public offering may expire worthless.

We may redeem your unexpired warrants prior to their exercise while a prospectus is not current, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption. Such redemption can and may occur while a prospectus is not current and therefore the warrants are not exercisable. If this occurs, your warrants would be worthless.

The grant of registration rights to our initial stockholders and Marathon Investors, LLC may make it more difficult to complete a business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Our initial stockholders can demand that we register the resale of their shares of common stock at any time after one year from the date we complete a business combination. In addition, an entity owned and controlled by Mr. Gross can demand that we register the sponsor warrants and the underlying shares of common stock that it will hold at any time after such warrants become exercisable by their terms. We will bear the cost of registering these securities. If our initial stockholders and the entity owned and controlled by Mr. Gross exercise their registration rights in full, there will then be an additional 9,375,000 shares of common stock and 5,500,000 shares of common stock issued on exercise of the sponsor warrants, respectively, that are eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make a business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by initial stockholders and Marathon Investors, LLC are registered.

If we are deemed to be an investment company, we must meet burdensome compliance requirements and restrictions on our activities may increase the difficulty of completing a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, the nature of our investments and the issuance of our securities may be subject to various restrictions. These restrictions may make it difficult for us to complete a business combination. In addition, we may be subject to burdensome compliance requirements and may have to:

•	register as an investment company;

•	adopt a specific form of corporate structure; and

•	report, maintain records and adhere to voting, proxy, disclosure and other requirements.

We do not believe that our planned principal activities will subject us to the Investment Company Act of 1940. In this regard, our agreement with the trustee states that proceeds in the trust account will only be invested in “government securities” (as such term is defined in the Investment Company Act of 1940) and one or more money market funds, selected by us, which invest principally in either short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or tax exempt municipal bonds issued by governmental entities located within the United States and otherwise meeting the conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. This investment restriction is intended to facilitate our not being considered an investment company under the Investment Company Act of 1940. If we are deemed to be subject to that act, compliance with these additional regulatory burdens would increase our operating expenses and could make a business combination more difficult to complete.

The loss of Mr. Gross could adversely affect our ability to operate.

Our operations are dependent upon Mr. Gross. We believe that our success depends on his continued service to us, at least until we have consummated a business combination, and, therefore, we have obtained key man life insurance on Mr. Gross in the amount of $10 million concurrently with the completion of our initial public offering. We cannot assure you that he will remain with us for the immediate or foreseeable future. We do not have an employment agreement with him. The unexpected loss of his services could have a detrimental effect on us.

The American Stock Exchange may delist our securities which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange; however, we cannot assure you that our securities will continue to be listed on the American Stock Exchange. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading, we could face significant consequences including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Since we may acquire a target business that is located outside the United States, we may encounter risks specific to one or more countries in which we ultimately operate.

As described above, we plan to acquire a business or businesses located in the United States or Western Europe. If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following a business combination. The additional risks we may be exposed to in these cases include but are not limited to:

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws as compared to the U.S.;

•	cultural and language differences;

•	foreign exchange controls;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

Foreign currency fluctuations could adversely affect our business and financial results.

A target business with which we combine may do business and generate sales within other countries. Foreign currency fluctuations may affect the costs that we incur in such international operations. It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.

Because we must furnish our stockholders with target business financial statements prepared in accordance with and reconciled to U.S. generally accepted accounting principles, we will not be able to complete a business combination with some prospective target businesses unless their financial statements are first reconciled to U.S. generally accepted accounting principles.

The federal securities laws require that a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports and proxy materials submitted to stockholders. Because our initial business combination must be with a target business that has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $6.4 million) at the time of our initial business combination, we will be required to provide historical and/or pro forma financial information to our stockholders when seeking approval of a business combination with one or more target businesses. These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed target business, including one located outside of the U.S., does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. GAAP and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 11, 2006 in connection with our formation and initial capitalization, we consummated a private placement of an aggregate of 9,375,000 shares of our common stock to Marathon Founders, LLC, an entity owned and controlled by Michael Gross, our chairman, chief executive officer and secretary, and two of our then current directors for an aggregate purchase price of $25,000.

On August 30, 2006, we consummated a private placement of warrants to Marathon Investors, LLC, an entity owned and controlled by our chief executive officer for an aggregate purchase price of $5.5 million, and our initial public offering of 37,500,000 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock. The net proceeds from the private placement and our initial public offering was approximately $283,550,000, after deducting offering expenses of approximately $950,000 and underwriting discounts of $21,000,000. As of September 27, 2006, $283,550,000 of this amount had been placed in trust for purposes of consummating a business combination (excluding $6,000,000 of deferred underwriting discounts and commissions).

On September 27, 2006, the underwriters for our initial public offering exercised their over-allotment option and purchased 2,535,850 additional units. The net proceeds from the exercise of the over-allotment option was approximately $18,866,724, after deducting underwriting discounts and commissions of $1,420,076. All the net proceeds from the exercise of the over-allotment option and $405,736 of deferred underwriting discounts and commissions have been placed in trust. We have not yet determined the amount of any expenses attributable to the sale of units pursuant to the exercise of the over-allotment option.

On August 30, 2006, we used $225,000 of our general working capital to repay the note payable to our chief executive officer. The loan was repaid in full, without interest, and cancelled.

On September 14, 2006, we used $285,000 of our general working capital to pay premiums associated with our directors and officers liability insurance.

As of October 5, 2006, after giving effect to the sale of units pursuant to the exercise of the over-allotment option and our operations subsequent to completion of our initial public offering, including our withdrawal of approximately $644,000 of the interest earned on the funds held in the trust account on October 3, 2006, approximately $309,458,000 was held in trust and we had working capital of approximately $326,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of the Security Holders.

On May 11, 2006, by unanimous written consent, our stockholders approved the adoption of an Amended and Restated Certificate of Incorporation, which was adopted on May 11, 2006.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation *

3.2	By-laws **

4.1	Specimen Unit Certificate **

4.2	Specimen Common Stock Certificate **

4.3	Specimen Warrant Certificate **

4.4	Form of Warrant Agreement entered into by and between The Bank of New York and the Registrant ***

10.1	Form of Letter Agreement between the Registrant and each of Marathon Founders, LLC, Marathon Investors, LLC, and all of the directors and executive officers of the Registrant ****

10.2	Promissory Note, dated May 11, 2006, issued to Michael S. Gross*****

10.3	Letter Agreement between the Registrant and Marathon Management, LLC **

10.4	Form of Registration Rights Agreement among the Registrant, Marathon Investors, LLC, Marathon Founders, LLC and certain directors of the Registrant ****

10.5	Founders’ Unit Agreement among the Registrant and Marathon Founders, LLC and certain directors of the Registrant *****

10.6	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers **

10.7	Form of Investment Management Trust Account Agreement by and between the Registrant and The Bank of New York ****

10.8	Founder Warrant Purchase Agreement between the Registrant and Marathon Investors, LLC *****

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
_______________
*	Previously filed in connection with Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on May 12, 2006.
**	Previously filed in connection with amendment no. 2 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on August 1, 2006.
***	Previously filed in connection with amendment no. 5 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on August 23, 2006.
****	Previously filed in connection with amendment no. 3 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on August 8, 2006.
*****	Previously filed in connection with amendment no. 1 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on June 29, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 10, 2006	MARATHON ACQUISITION CORP.

	By:	/s/ Michael S. Gross
Michael S. Gross
Chief Executive Officer
(Principal Financial Officer)

MARATHON ACQUISITION CORP.

(a development stage company)

Balance Sheet

June 30, 2006

(unaudited)

Assets
Current asset:
Cash	$176,190
Deferred offering costs	313,958

Total assets	$490,148

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued expenses	$1,000
Accrued offering costs	240,148
Note payable to affiliate	225,000

Total current liabilities	466,148

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—
Common stock, $0.0001 par value, 249,000,000 shares authorized; 9,375,000 shares issued and outstanding	938

Additional paid-in capital	24,062

Deficit accumulated during the development stage	(1,000)

Total stockholders’ equity	24,000

Total liabilities and stockholders’ equity	$490,148

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

Statement of Operations

For the period from April 27, 2006 (inception) through June 30, 2006

(unaudited)

Formation and operating costs	$1,000

Net Loss	(1,000)

Basic and diluted net loss per share	$(0.00)

Weighted average shares outstanding — basic and diluted	9,375,000

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

Statement of Stockholders’ Equity

For the period from April 27, 2006 (inception) through June 30, 2006

(unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
Initial capital from founding stockholders for cash	9,375,0000	$938	$24,062	$—	$25,000
Net loss	—	—	—	(1,000)	(1,000)

Balance at June 30, 2006	9,375,000	$938	$24,062	$(1,000)	$24,000

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

Statement of Cash Flows

For the period April 27, 2006 (inception) through June 30, 2006

(unaudited)

Cash flows from operating activities
Net loss	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accrued Expenses	1,000

Net cash used in operating activities	—

Cash flows from financing activities
Proceeds from note payable to affiliate	225,000
Proceeds from sale of units	25,000
Deferred offering costs	(313,958)
Accrued offering costs	240,148

Net cash provided by financing activities	176,190

Net increase in cash	176,190

Cash — beginning of period	—

Cash — end of period	$176,190

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

Notes to Financial Statements

Note 1 — Organization and Nature of Business Operations

Marathon Acquisition Corp. (the “Company”) was incorporated in Delaware on April 27, 2006 as a blank check company whose objective is to acquire through a merger, stock exchange, asset acquisition, reorganization or similar business combination with a currently unidentified operating business or businesses.

At June 30, 2006, the Company had not commenced any operations. All activity through June 30, 2006 relates to the Company’s formation of the proposed public offering described below. The Company has selected December 31 as its fiscal year end.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a proposed public offering (“Proposed Offering”) which is discussed in Note 3. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Proposed Offering, although substantially all of the net proceeds of the Proposed Offering are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “Target Business” shall mean one or more businesses that at the time of the Company’s initial business combination has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) described below and a “Business Combination” shall mean the acquisition by the Company of such Target Business.

The Company’s efforts in identifying prospective target businesses will not be limited to a particular industry. Instead, the Company intends to focus on various industries and target businesses in the United States and Western Europe that may provide significant opportunities for growth.

Upon closing of the Proposed Offering, approximately 96.5% of the proceeds of this offering and the concurrent private placement of warrants discussed in Note 4 will be placed in a trust account invested until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the liquidation of the Company. The proceeds in the trust account include 2% of the underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside of the trust account as well as the interest income of up to $3.9 million earned on the trust account balance that may be released to the Company (as described below) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses; provided, however, that after such release there remains in the trust account a sufficient amount of interest income previously earned on the trust account balance to pay any income taxes on such $3.9 million of interest income.

The Company will seek stockholder approval before it will effect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, the Company’s existing stockholders (the “Initial Stockholders”), have agreed to vote the shares of common stock owned by them immediately before this offering in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the holders of common stock sold as part of the Units in the Proposed Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 20% of the shares sold in the Public Offering exercise their conversion rights. The Initial Stockholders and Marathon Investors, LLC have agreed that if they acquire shares of common stock in or following the Proposed Offering, they will vote all such acquired shares in favor of any Business Combination submitted for stockholder approval. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination but 18 months has not yet passed since closing of the Proposed Offering (or within 24 months from the consummation of the Proposed Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of

MARATHON ACQUISITION CORP.

(a development stage company)

Notes to Financial Statements — (Continued)

the Proposed Offering and the Business Combination has not yet been consummated within such 18 month period), the Company may combine with another Target Business meeting the fair market value criterion described above.

If a Business Combination is approved and completed Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of underwriting discounts and commissions and including any interest earned on their portion of the trust account, net of income taxes payable thereon, and net of any interest income of up to $3.9 million on the balance of the trust account previously released to the Company to fund its working capital requirements (subject to the tax holdback). Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any Warrants they may hold.

The Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account, including accrued interest, less any income taxes payable on interest income and any interest income of up to $3.9 million on the balance of the trust account previously released to the Company to fund its working capital requirements, including the costs of the Company’s dissolution and liquidation (subject to the tax holdback), plus any remaining net assets if the Company does not effect a Business Combination within 18 months after consummation of the Proposed Offering (or within 24 months from the consummation of the Proposed Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the Proposed Offering and the Business Combination has not yet been consummated within such 18 month period). In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Proposed Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Proposed Offering discussed in Note 3).

Note 2 — Summary of Significant Accounting Policies

[a]	Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[b]	Loss per common share:

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

[c]	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[d]	Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $350. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at June 30, 2006.

The effective tax rate differs from the statutory rate of 35% due to the increase in the valuation allowance.

MARATHON ACQUISITION CORP.

(a development stage company)

Notes to Financial Statements — (Continued)

[e]	Deferred offering costs:

Deferred offering costs consist principally of legal fees incurred through the balance sheet date that are related to the Proposed Offering and that will be charged to capital upon the receipt of the capital raised.

Note 3 — Initial Public Offering

The Proposed Offering calls for the Company to offer for public sale 37,500,000 units (“Units”) at a price of $8.00 per unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a Business Combination with a Target Business or fifteen months from the effective date of the Proposed Offering and expiring four years from the date of the prospectus, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

In accordance with the Warrant Agreement related to the Warrants (the “Warrant Agreement”), the Company is only required to use its best efforts to effect the registration of the shares of common stock underlying the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

Note 4 — Note Payable to Affiliate and Related Party Transactions

The Company issued an aggregate of $225,000 in an unsecured promissory note to Mr. Gross, the Company’s Chairman and Chief Executive Officer on May 10, 2006. The note is non-interest bearing and is payable on the earlier of December 31, 2006 or the consummation of the Proposed Offering by the Company. Due to the short-term nature of the note, the fair value of the note approximated its carrying amount.

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliate of the Company’s chairman and chief executive officer, Mr. Gross. Services will commence on the effective date of the Proposed Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company.

On May 11, 2006, Marathon Investors, LLC, an entity controlled by Mr. Gross, entered into a binding agreement to purchase, concurrent with the consummation of the Proposed Offering, an aggregate of 5,500,000 warrants at a price of $1.00 per warrant from the Company. The Initial Stockholder has further agreed that they will not sell or transfer these warrants until completion of a Business Combination, except in certain limited circumstances.

Note 5 — Units

On May 11, 2006, the Initial Stockholders purchased 9,375,000 of the Company’s securities for an aggregate purchase at a price of $25,000. Each security consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock.

Note 6 — Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 7 — Recent Developments

On July 31, 2006, the Initial Stockholders irrevocably agreed to relinquish all of their right, title and interest in and to the warrants contained in the securities referenced in Note 5. As a result, the Company has cancelled these warrants.

On August 30, 2006, we consummated a private placement of 5.5 million warrants with Marathon Investors, LLC, an entity owned and controlled by our chairman, chief executive officer and secretary, and our initial public offering of 37,500,000 units. The net proceeds from the private placement and our initial public offering was approximately $283,550,000, after deducting offering expenses of approximately $950,000 and underwriting discounts of approximately $21,000,000. Approximately $283,550,000 of the proceeds from the private placement and our initial public offering were placed in trust along with $6,000,000 of deferred underwriting discounts and commissions.

On August 30, 2006, we used $225,000 of the proceeds from the private placement and our initial public offering to repay the note payable to one of our initial stockholders, Mr. Gross. The loan was repaid in full, without interest, and cancelled.

On September 14, 2006, we used $285,000 of our general working capital to pay premiums associated with our directors and officers liability insurance.

On September 27, 2006, the underwriters for our initial public offering exercised their over-allotment option and purchased 2,535,850 additional units. The net proceeds from the exercise of the over-allotment option was approximately $18,866,724, after deducting underwriting discounts and commissions of approximately $1,420,076. All of the net proceeds from the exercise of the over-allotment option and approximately $405,736 of deferred underwriting discounts and commissions have been placed in trust. We have not yet determined the amount of any expenses attributable to the sale of units pursuant to the exercise of the over-allotment option.

As of October 5, 2006, after giving effect to the sale of units pursuant to the exercise of the over-allotment option and our operations subsequent to completion of our initial public offering, including our withdrawal of approximately $644,000 of the interest earned on the funds held in the trust account on October 3, 2006, approximately $309,458,000 was held in trust and we had approximately $326,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.