Form 10-Q
period 2006-09-30
Marathon Acquisition Corp.
filed 2006-11-14
CIK 1361652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2006.

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

(202) 993-1670

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

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of November 13, 2006 was 49,410,850.

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets (Unaudited) as of September 30, 2006	F-1
	Statement of Operations (Unaudited) for the three months ended September 30, 2006 and for the period from April 27, 2006 (date of inception) through September 30, 2006	F-2
	Statement of the Stockholders Equity (Unaudited) for the period from April 27, 2006 (date of inception) through September 30, 2006	F-3
	Statement of Cash Flows (Unaudited) for the three months ended September 30, 2006 and for the period from April 27, 2006 (date of inception) through September 30, 2006	F-4
	Notes to Consolidated Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4

Item 4.	Controls and Procedures	5

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	5

Item 1A.	Risk Factors	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of the Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

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

We were formed on April 27, 2006 as a blank check company for the purpose of acquiring, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating businesses. We intend to use cash derived from the net proceeds of our initial public offering, and the exercise by the underwriters of their over-allotment option, together with any additional financing arrangements that we undertake, to effect a business combination.

On August 30, 2006, we consummated a private placement of warrants to Marathon Investors, LLC, an entity owned and controlled by our chief executive officer for an aggregate purchase price of $5.5 million. On August 30, 2006, we consummated our initial public offering of 37,500,000 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock, and received net proceeds of approximately $284,848,000. In addition, on September 22, 2006 the underwriters for our initial public offering exercised their over-allotment option, which closed on September 27, 2006, generating net proceeds of approximately $18,867,000.

As of September 30, 2006, approximately $308,901,000 was held in trust and we had approximately $3,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

Through September 30, 2006, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three months ended September 30, 2005, we earned approximately $1,279,000 in interest income of which $78,000 was received and $1,201,000 accrued.

As of September 30, 2006, we had approximately $3,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The following table shows the total funds held in the trust account through September 30, 2006:

Net proceeds from our initial public offering and private placement of warrants to Marathon Investors, LLC placed in trust	$302,418,000
Deferred underwriters’ discounts and compensation	6,405,000
Total interest received to date	78,000
Less total interest disbursed to us for working capital through September 30, 2006	—
Less total taxes paid through September 30, 2006	—

Total funds held in trust account through September 30, 2006	$308,901,000

For the quarter ended September 30, 2006, we paid or incurred an aggregate of approximately $72,456 in expenses for the following purposes:

•	premiums associated with our directors and officers liability insurance;

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

We believe that we will have sufficient funds to allow us to operate through August 30, 2008, assuming that a business combination is not consummated during that time. Approximately $3,900,000 of working capital over this time period will be funded from the interest earned from the funds held in the trust account. Over this time period, we anticipate incurring expenses for the following purposes:

•	payment of premiums associated with our director’s and officer’s insurance;

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous expenses.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes — In June 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109 Accounting for Income Taxes (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 will be effective for fiscal periods beginning after December 15, 2006. Earlier application of the interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the interpretation is adopted. The Company does not expect that the adoption of FIN 48 will a have a material effect on the Company’s consolidated financial position or results of operations.

Fair Value Measurements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning November 15, 2007. The Company is currently evaluating the adoption of SFAS 157 and its impact on the consolidated financial position and results of operation.

Recent Developments

On October 3, 2006, we withdrew approximately $644,000 of interest earned on the funds held in the trust account. On November 10, 2006, we withdrew approximately $1,175,000 of additional interest earned on the funds held in the trust account. As of November 10, 2006, after giving effect to our withdrawal of additional interest earned on the funds held in the trust account, approximately $309,619,000 was held in trust and we had approximately $1,429,000 of unrestricted cash available to us for our activities in connection with identifying and conducting the due diligence of a suitable business combination, and for general corporate matters.

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

Earnings per common share

Earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period.

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

Income taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company recorded a deferred income tax asset for the tax effect of temporary differences, aggregating $33,516. The Company’s effective tax rate of 45.6% differs from the Federal Statutory rate of 35% due to the provision for State and Local taxes, net of Federal benefit of 10.6%.

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

As of September 30, 2006, approximately $302,496,000 (excluding approximately $6,405,000 of deferred underwriting discounts and commissions) was held in trust for the purposes of consummating a business combination. The proceeds held in trust (including approximately $6,405,000 of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States. As of September 30, 2006, the effective annualized interest rate payable on our investment was approximately 5.09%. Assuming no other changes to our holdings as of September 30, 2006, a 1% decrease in the underlying interest rate payable on our investment as of September 30, 2006 would result in a decrease of approximately $774,000 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on April 27, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

As of September 30, 2006, we, including our chief executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.

There have been no changes in our internal control over financial reporting since June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The net proceeds from our initial public offering and the private placement of the sponsor warrants provided us with approximately $304.5 million that we may use to complete a business combination, excluding any interest earned on the proceeds held in the trust account subsequent to completion of our initial public offering. Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of the balance in the trust account at the time of such business combination (excluding deferred underwriting discounts and commissions of approximately $6.4 million). We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, proxy statement disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination below the required threshold of 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $6.4 million). Due to these added risks, we are more likely to choose a single target business with which to pursue a business combination than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only our initial business combination with the proceeds of our initial public offering and the private placement of the sponsor warrants. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business combinations, or that operate in, diversified industries or industry segments.

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

We believe that the net proceeds of our initial public offering and the private placement of sponsor warrants are sufficient to allow us to consummate a business combination. However, because we have no oral or written agreements or letters of intent to engage in a business combination with any entity, we cannot assure you that we will be able to complete a business combination or that we will have sufficient capital with which to complete a combination with a particular target business. If the net proceeds of our initial public offering and the private placement of the sponsor warrants are not sufficient to facilitate a particular business combination because:

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

On August 30, 2006, we consummated a private placement of warrants to Marathon Investors, LLC, an entity owned and controlled by our chief executive officer for an aggregate purchase price of $5.5 million. On August 30, 2006, we consummated our initial public offering of 37,500,000 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock, and received net proceeds of approximately $284,848,000. In addition, on September 22, 2006 the underwriters for our initial public offering exercised their over-allotment option, which closed on September 27, 2006, generating net proceeds of approximately $18,867,000.

On August 30, 2006, we used $225,000 of our general working capital to repay the note payable to our chief executive officer. The note was repaid in full, without interest, and cancelled.

On September 14, 2006, we used $285,000 of our general working capital to pay premiums associated with our directors and officers liability insurance.

On September 27, 2006, the underwriters for our initial public offering exercised their over-allotment option and purchased 2,535,850 additional units. The net proceeds from the exercise of the over-allotment option was approximately $18,753,000, after deducting underwriting discounts and commissions of approximately $1,420,000. All the net proceeds from the exercise of the over-allotment option and $406,000 of deferred underwriting discounts and commissions have been placed in trust.

As of September 30, 2006, we have paid or incurred an aggregate of approximately $73,456 in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

As of November 10, 2006, after giving effect to the our initial public offering and our operations subsequent thereto, including our withdrawal of approximately $1,819,000 of the interest earned on the funds held in the trust account through November 10, 2006, approximately $309,619,000 was held in trust and we had approximately $1,429,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

Date: November 14, 2006	MARATHON ACQUISITION CORP.

	By:	/s/ Michael S. Gross
Michael S. Gross
Chief Executive Officer
(Principal Financial Officer)

MARATHON ACQUISITION CORP.

(a development stage company)

Balance Sheet

September 30, 2006

(unaudited)

Assets
Current assets:
Cash	$3,227
Cash held in trust account	308,900,788
Prepaid expenses	254,900
Interest receivable	1,200,941

Total current assets	310,359,856

Deferred tax asset	33,516

Total assets	$310,393,372

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued expenses	$27,694
Accrued offering costs	367,488
Income tax payable	583,699
Deferred underwriting discounts and commissions	6,405,736

Total current liabilities	7,384,617

Common Stock, subject to possible conversion 8,003,166 shares at $7.72 per share	61,795,116

Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	0
Common stock, $0.0001 par value, 249,000,000 shares authorized; 49,410,850 shares issued and outstanding (which includes 8,003,166 shares subject to possible conversion)	4,942
Additional paid-in capital	240,553,066
Earnings accumulated during the development stage	655,631

Total stockholders’ equity	241,213,639

Total liabilities and stockholders’ equity	$310,393,372

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

Statement of Operations

For the three months ended September 30, 2006 and from April 27, 2006 (inception) through September 30, 2006

(unaudited)

	Three months ended September 30, 2006	April 27, 2006 (inception) through September 30, 2006
Formation and general and administrative costs	$72,456	$73,456

Net loss from operations	(72,456)	(73,456)
Other income - interest	1,279,269	1,279,269

Income before provision for taxes	1,206,813	1,205,813
Provision for income taxes	(550,182)	(550,182)

Net income	656,631	655,631

Basic and diluted net earnings per share	$0.03	$0.04

Weighted average shares outstanding	24,446,042	17,784,342

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

Statement of Stockholders’ Equity

For the period from April 27, 2006 (inception) through September 30, 2006

(unaudited)

	Common Stock		Additional Paid-In Capital	Earnings Accumulated in the Development Stage	Stockholders’ Equity
	Shares	Amount
Issuance of common stock to initial stockholders	9,375,000	$938	$24,062	$—	$25,000
Sale of 40,035,850 units, net of underwriters’ discount and offering expenses (including 8,003,166 shares subject to possible conversion)	40,035,850	4,004	296,824,120	—	296,828,124
Sale of private placement warrants	—	—	5,500,000	—	5,500,000
Net proceeds subject to possible conversion of 8,003,166 shares	—	—	(61,795,116)	—	(61,795,116)
Net income	—	—	—	655,631	655,631

Balance at September 30, 2006	49,410,850	$4,942	$240,553,066	$655,631	$241,213,639

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

Statement of Cash Flows

For the three months ended September 30, 2006 and for the period from April 27, 2006 (inception) through September 30, 2006

(unaudited)

	Three months ended September 30, 2006	April 27, 2006 (inception) through September 30, 2006
Cash flows from operating activities
Net income	$656,631	$655,631
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Prepaid expenses	(254,900)	(254,900)
Interest receivable	(1,200,941)	(1,200,941)
Deferred tax asset	(33,516)	(33,516)
Accrued expenses	26,695	27,695
Income tax payable	583,699	583,699

Net cash used in operating activities	(222,332)	(222,332)

Cash flows from investing activities
Cash held in trust account	(308,900,788)	(308,900,788)

Net cash used by investing activities	(308,900,788)	(308,900,788)

Cash flows from financing activities
Proceeds from note payable to stockholder		225,000
Repayment of note to stockholder	(225,000)	(225,000)
Proceeds from public offering, net	303,675,157	303,601,347
Proceeds from issuance of warrants	5,500,000	5,500,000
Proceeds from issuance of securities to initial shareholders		25,000

Net cash provided by financing activities	308,950,157	309,126,347

Net (decrease) increase in cash	(172,963)	3,227

Cash — beginning of period	176,190	—

Cash — end of period	$3,227	$3,227

Non-cash financing activities
Accrued offering costs	127,340	367,488
Deferred underwriting discounts and commissions	6,405,736	6,405,736

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

Notes to Financial Statements

(unaudited)

Note 1 — Organization and Nature of Business Operations

Marathon Acquisition Corp. (the “Company”) was incorporated in Delaware on April 27, 2006 as a blank check company whose objective is to acquire, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more currently unidentified operating business or businesses. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. At September 30, 2006, the company had not commenced any operations. All activity through September 30, 2006 relates to the company’s formation and initial public offering (the “Offering”) described below and in Note 3. The Company has selected December 31 as its fiscal year end.

The registration statement for the Offering was declared effective August 24, 2006. The Company consummated the Offering on August 30, 2006 and received net proceeds of approximately $284,848,000. In addition, on September 22, 2006 the underwriters for the Offering exercised their over-allotment option (the “Over-Allotment Option Exercise”), which closed on September 27, 2006, generating net proceeds of approximately $18,867,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Over-Allotment Option Exercise, although substantially all of the net proceeds of the Offering and the Over-Allotment Option Exercise are intended to be generally applied toward consummating a business combination with an operating company or companies. As used herein, a “Target Business” shall mean one or more businesses that at the time of the Company’s initial business combination has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $6.4 million) described below and a “Business Combination” shall mean the acquisition by the Company of such Target Business. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company’s efforts in identifying prospective target businesses will not be limited to a particular industry. Instead, the Company intends to focus on various industries and target businesses in the United States and Western Europe that may provide significant opportunities for growth.

Upon the closing of the Offering and the Over-Allotment Option Exercise by the underwriters, $308,822,460 was placed in a trust account invested until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the liquidation of the Company. The amount placed in the trust account consisted of the proceeds of this offering and the concurrent private placement of warrants discussed in Note 4 as well as $6,405,736 of deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside of the trust account as well as the interest income of up to $3.9 million earned on the trust account balance that may be released to the Company (as described below) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses; provided, however, that after such release there remains in the trust account a sufficient amount of interest income previously earned on the trust account balance to pay any income taxes on such $3.9 million of interest income.

The Company will seek stockholder approval before it will effect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, the Company’s Initial Stockholders have agreed to vote the shares of common stock owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the holders of common stock sold as part of the Units in the Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 20% of the shares sold in the Offering exercise their conversion rights. The Initial Stockholders and Marathon Investors, LLC have agreed that if they acquire shares of common stock in or following the Offering, they will vote all such acquired shares in favor of any Business Combination submitted for stockholder approval. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial

MARATHON ACQUISITION CORP.

(a development stage company)

Notes to Financial Statements

(unaudited)

Business Combination but 18 months has not yet passed since closing of the Offering (or within 24 months from the Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the Offering and the Business Combination has not yet been consummated within such 18 month period), the Company may combine with another Target Business meeting the fair market value criterion described above.

If a Business Combination is approved and completed Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including any interest earned on their pro rata portion of the trust account, net of income taxes payable thereon, and net of any interest income of up to $3.9 million on the balance of the trust account previously released to the Company to fund its working capital requirements (subject to the tax holdback). Public Stockholders who exercise their conversion rights will continue to have the right to exercise any Warrants they may hold. It is important to note that voting against a Business Combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account, which only occurs when the stockholder exercises the conversion rights described above.

In the event that the Company does not effect a Business Combination within 18 months after consummation of the Offering (or within 24 months from the consummation of the Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the Offering and the Business Combination has not yet been consummated within such 18 month period.), the Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account, including accrued interest, less any income taxes payable on interest income and any interest income of up to $3.9 million on the balance of the trust account previously released to the Company to fund its working capital requirements, including the costs of the Company’s dissolution and liquidation (subject to the tax holdback), plus any remaining net assets. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note 3.)

Note 2 — Summary of Significant Accounting Policies

[a] Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[b] Earnings per common share:

Earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period.

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

MARATHON ACQUISITION CORP.

(a development stage company)

Notes to Financial Statements

(unaudited)

[d] Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company recorded a deferred income tax asset for the tax effect of temporary differences, aggregating $33,516.

The Company’s effective tax rate of 45.6% differs from the Federal Statutory of 35% due to the provision for State and Local taxes, net of Federal benefit of 10.6%.

Note 3 — Initial Public Offering

On August 30, 2006, the Company sold to the public 37,500,000 units (“Units”) at a price of $8.00 per unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a Business Combination with a Target Business or November 24, 2007 and expiring August 24, 2010, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

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

On September 27, 2006 the Company sold an additional 2,535,850 Units pursuant to the Over-Allotment Option Exercise.

Note 4 — Note Payable to Affiliate and Related Party Transactions

The Company issued an aggregate of $225,000 in an unsecured promissory note to the Company’s chairman, chief executive officer and secretary on May 10, 2006. The note was non-interest bearing and was payable on the earlier of December 31, 2006 or the consummation of the Offering by the Company. The note was fully repaid on August 30, 2006 and no further amounts are due.

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliate of the Company’s chairman, chief executive officer and secretary. Services will commence on the completion of the Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company.

On August 30, 2006, Marathon Investors, LLC, an entity owned and controlled by the Company’s chairman, chief executive officer and secretary, purchased an aggregate of 5,500,000 warrants at a price of $1.00 per warrant from the Company. Marathon Investors, LLC has agreed that it will not sell or transfer these warrants until completion of a Business Combination, except in certain limited circumstances.

Note 5 — Units

On May 11, 2006, the Initial Stockholders purchased 9,375,000 of the Company’s securities for an aggregate purchase at a price of $25,000. Each security consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock. On July 31, 2006, the Initial Stockholders irrevocably agreed to relinquish all of their right, title and interest in and to the warrants contained in such securities. As a result, the Company has cancelled these warrants.

MARATHON ACQUISITION CORP.

(a development stage company)

Notes to Financial Statements

(unaudited)

Note 6 — Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 7 – Recent Developments

On October 3, 2006, the Company withdrew approximately $644,000 of interest earned on the funds held in the trust account. On November 10, 2006, the Company withdrew approximately $1,175,000 of additional interest earned on the funds held in the trust account. As of November 10, 2006, after giving effect to the Company’s withdraw of additional interest earned on the funds held in the trust account, approximately $309,619,000 was held in trust and the Company had approximately $1,429,000 of unrestricted cash available to it for its activities in connection with identifying and conducting the due diligence of a suitable business combination, and for general corporate matters.