Form 10-K
period 2006-12-31
Marathon Acquisition Corp.
filed 2007-03-30
CIK 1361652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-32983

MARATHON ACQUISITION CORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	20-4813290
(STATE OR JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

500 PARK AVENUE, 5TH FLOOR NEW YORK, NEW YORK	10022
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 993-1670

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class

Common Stock, par value $0.0001 per share

Warrants, each exercisable for one share of Common Stock

Units, each consisting of one share of Common Stock and one Warrant

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

The registrant consummated its initial public offering of units, each consisting of one share of the registrant’s common stock and one warrant exercisable for an additional share of common stock, on August 30, 2006. As a result, there was no aggregate market value of the registrant’s voting or non-voting equity held by non-affiliates of the registrant as of June 30, 2006. The aggregate market value of the voting or non-voting equity held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on December 31, 2006, as reported on the American Stock Exchange, was approximately $300.3 million.

The number of shares of the registrant’s common stock outstanding as of March 29, 2007 was 40,035,850.

In determining the market value of the voting or non-voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

PART I

Item 1.	Business

Introduction

We were formed on April 27, 2006 as a blank check company for the purpose of acquiring, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating businesses.

On August 30, 2006, we consummated our initial public offering of 37,500,000 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock, and received proceeds of approximately $279,000,000, net of underwriting discounts and commissions of approximately $21,000,000 (including approximately $6,000,000 of deferred underwriting discounts and commissions placed in a trust account pending completion of a business combination). In addition, on September 22, 2006 the underwriters for our initial public offering exercised their over-allotment option, which closed on September 27, 2006, generating proceeds of approximately $18,867,000, net of underwriting discounts and commissions of approximately $1,420,000 (including approximately $400,000 of deferred underwriting discounts and commissions placed in a trust account pending completion of a business combination). On August 30, 2006, we also consummated a private placement of warrants, which we refer to as the “sponsor warrants,” to Marathon Investors, LLC, an entity owned and controlled by our chief executive officer for an aggregate purchase price of $5.5 million.

Approximately $308.8 million of the proceeds of our initial public offering and the concurrent sale of the sponsor warrants (including deferred underwriting discounts and commissions of approximately $6.4 million) was placed in a trust account subsequent to completion of our initial public offering. Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of the balance in the trust account at the time of such business combination (excluding deferred underwriting discounts and commissions of approximately $6.4 million payable upon consummation of a business combination to the underwriters for our initial public offering).

Our efforts in identifying a prospective target business will not be limited to a particular industry. Instead, we intend to focus on industries and target businesses that may provide significant opportunities for growth.

Business Strategy

We have identified the following criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities. However, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

•

Established companies with positive cash flow. We will seek to acquire established companies with sound historical financial performance. We will typically focus on companies with a history of profitability on an operating cash flow basis and that generate a minimum annual EBITDA (Earnings Before Interest, Taxes, Depreciation and Expenses) of $50 million to $250 million. We do not intend to acquire start-up companies, companies with speculative business plans or companies that are excessively leveraged.

•

Strong competitive position in industry. We will analyze the strengths and weaknesses of target businesses relative to their competitors. The factors we will consider include product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection, brand positioning and capitalization. We will seek to acquire businesses that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses or in industries with significant barriers to entry. We will seek to acquire businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability.

•

Experienced management team. We will seek to acquire businesses that have experienced management teams with a proven track record for delivering top line growth and bottom line profits through strategic business management and effective team building.

•

Diversified customer and supplier base. We will seek to acquire businesses that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Competitive Advantages

We believe that we have the following competitive advantages over other entities with business objectives similar to ours:

•

Management Expertise. Mr. Gross, our chairman and chief executive officer, has extensive experience in identifying, negotiating and structuring acquisitions of, and investments in, businesses. He has over 20 years of experience in the private equity, distressed debt and mezzanine lending businesses and has been involved in originating, structuring, negotiating, consummating and managing private equity, distressed debt and mezzanine lending transactions. He is a founder and a former senior partner of Apollo Management, L.P., a leading private equity firm. Since its inception through June 30th, 2006, Apollo Management, L.P. has invested more than $13 billion in over 150 companies in the United States and Western Europe. During his tenure at Apollo Management, L.P., Mr. Gross was a member of the investment committee that was responsible for overseeing such investments.

Prior to joining our company, Mr. Gross was the president, executive officer and chairman of Apollo Investment Corporation, a publicly traded business development company that he founded. Apollo Investment Corporation invests primarily in middle-market companies in the form of mezzanine and senior secured loans as well as by making direct equity investments in such companies. Under his management, Apollo Investment Corporation raised approximately $930 million in gross proceeds in an initial public offering in April 2004 and invested approximately $2 billion in over 60 companies in conjunction with 50 different private equity sponsors through June 30th, 2006.

Mr. Gross was also the managing partner of Apollo Distressed Investment Fund, L.P., an investment fund he founded in 2003 to invest principally in debt and other securities of leveraged companies. Since July 2006, Mr. Gross has been co-chairman of the investment committee of Magnetar Financial LLC, an investment manager with over $4 billion in assets under management that invests primarily in equity and debt securities in the public market, and a senior partner in Magnetar Capital Partners LP, the holding company for Magnetar Financial LLC. In such capacities, Mr. Gross heads Magnetar Financial LLC’s credit and private investment business, which focuses primarily on debt securities. In addition, Since March 2007, Mr. Gross has served as the chairman, chief executive officer and managing member of Solar Capital, LLC, a newly organized externally managed finance company focusing on debt and equity investments in leveraged companies, including middle-market companies. He also currently serves on the boards of directors of four public companies, and in the past has served on the boards of directors of more than 20 public and private companies.

•

Established deal sourcing network. Mr. Gross has developed an extensive network of private equity sponsor relationships over the last 20 years. Such relationships are an outgrowth of Mr. Gross’ many years of private equity investing, demonstrated ability to provide customized financing solutions in a responsive and efficient manner to private equity sponsors in connection with their proposed investments and reputation within the private equity sponsor community. In addition, as described above, Mr. Gross is affiliated with Magnetar Financial LLC, whose investment professionals have numerous contacts within the investment, commercial banking, private equity and investment management communities. We believe that Mr. Gross’ personal relationships with private equity sponsors and his roles with both Magnetar Financial LLC and Solar Capital LLC, as well as his relationships with public and private companies, investment bankers, attorneys and accountants, will provide us with significant business acquisition opportunities.

•

Disciplined Acquisition Approach. Mr. Gross will use the same disciplined approach in acquiring target businesses on our behalf as he used in connection with his private equity investing. Accordingly, we will seek to reduce the risks posed by the acquisition of a target business by:

•	focusing on companies with leading market positions and strong cash flow;

•	engaging in extensive due diligence from the perspective of a long-term investor; and

•	investing at low price to cash flow multiples.

Effecting a Business Combination

General

We intend to utilize the cash proceeds of our initial public offering and the concurrent private placement of sponsor warrants, our capital stock, debt or a combination of these as the consideration to be paid in a business combination. While substantially all of the net proceeds of our initial public offering and the concurrent private placement of sponsor warrants are allocated to completing a business combination, the proceeds are not otherwise designated for more specific purposes, other than as discussed below. If we engage in a business combination with a target business using our capital stock and/or debt financing as the consideration to fund the combination, proceeds from our initial public offering and the concurrent private placement of sponsor warrants will then be used to undertake additional acquisitions or to fund the operations of the target business on a post-combination basis. We may engage in a business combination with a company that does not require significant additional capital but is seeking a public trading market for its shares, and which wants to merge with an already public company to avoid the uncertainties associated with undertaking its own public offering. These uncertainties include time delays, compliance and governance issues, significant expense, a possible loss of voting control, and the risk that market conditions will not be favorable for an initial public offering at the time the offering is ready to be sold. We may seek to effect a business combination with more than one target business, although our limited resources may serve as a practical limitation on our ability to do so.

Prior to completion of a business combination, we will seek to have all vendors, prospective target businesses or other entities, which we refer to as potential contracted parties or a potential contracted party, that we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account established in connection with our initial public offering for the benefit of our public stockholders. In the event that a potential contracted party were to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. If a potential contracted party refuses to execute such a waiver, then Mr. Gross will be personally liable to cover the potential claims made by such party for services rendered and goods sold, in each case to us, but only if, and to the extent, that the claims would otherwise reduce the trust account proceeds payable to our public stockholders in the event of a liquidation. However, if a potential contracted party executes a waiver, then Mr. Gross will have no personal liability as to any claimed amounts owed to a contracted party.

Subject to the requirement that a target business or businesses have a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $6.4 million) at the time of our initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of target businesses

We anticipate that target businesses may be brought to our attention from various unaffiliated parties such as investment banking firms, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and similar sources. We may also identify a target business through management’s contacts within the private equity industry. While Mr. Gross is not committed to spending full-time on our business and our directors have no commitment to spend any time in identifying or performing due diligence on potential target businesses, our management team believes that the relationships they have developed over their careers in the private equity industry may generate a number of potential target businesses that will warrant further investigation.

We may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses. Such payments are typically, although not always, calculated as a percentage of the dollar value of the transaction. We have not anticipated use of a particular percentage fee, but instead will seek to negotiate the smallest reasonable percentage fee consistent with the attractiveness of the opportunity and the alternatives, if any, that are then available to us. We may make such payments to entities we engage for this purpose or entities that approach us on an unsolicited basis. Payment of finders’ fees is customarily tied to completion of a transaction and certainly would be tied to a completed transaction in the case of an unsolicited proposal. Although it is possible that we may pay finders’ fees in the case of an uncompleted transaction, we consider this possibility to be extremely remote. In no event will we pay any member of our management team any finder’s fee or other compensation for services rendered to us in connection with the consummation of a business combination. In addition, members of our management team will not receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any business combination involving us other than any compensation or fees that may be received for any services provided following such business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $6.4 million) at the time of such business combination, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business.

In evaluating a prospective target business, our management will primarily consider the criteria and guidelines set forth above under the caption “Business — Business Strategy.” In addition, our management will consider, among other factors, the following:

•	financial condition and results of operations;

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	stage of development of the business and its products or services

•	existing distribution arrangements and the potential for expansion;

•	degree of current or potential market acceptance of the products or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	seasonal sales fluctuations and the ability to offset these fluctuations through other business combinations, introduction of new products, or product line extensions; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete the business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair market value of target business or businesses

The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $6.4 million) at the time of such business combination. Notwithstanding such fact, we may seek to consummate a business combination with an initial target business or businesses with a collective fair market value in excess of 80% of the balance in the trust account. However, we would likely need to obtain additional financing to consummate such a business combination and have not taken any steps to obtain any such financing.

In contrast to many other companies with business plans similar to ours that must combine with one or more target businesses that have a fair market value equal to 80% or more of the acquiror’s net assets, we will not combine with a target business or businesses unless the fair market value of such entity or entities meets a minimum valuation threshold of 80% of the amount in the trust account (excluding deferred underwriting discounts and commissions of approximately $6.4 million). We have used this criterion to provide investors and our management team with greater certainty as to the fair market value that a target business or businesses must have in order to qualify for a business combination with us. The determination of net assets requires an acquiror to have deducted all liabilities from total assets to arrive at the balance of net assets. Given the on-going nature of legal, accounting, stockholder meeting and other expenses that will be incurred immediately before and at the time of a business combination, the balance of an acquiror’s total liabilities may be difficult to ascertain at a particular point in time with a high degree of certainty. Accordingly, we have determined to use the valuation threshold of 80% of the amount in the trust account (excluding deferred underwriting discounts and commissions of approximately $6.4 million) for the fair market value of the target business or businesses with which we combine so that our management team will have greater certainty when selecting, and our investors will have greater certainty when voting to approve or disapprove a proposed combination with, a target business or businesses that will meet the minimum valuation criterion for our initial business combination.

The fair market value of a target business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, the values of comparable businesses, earnings and cash flow, and book value. If our board is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criterion. We expect that any such opinion would be included in our proxy soliciting materials furnished to our stockholders in connection with a business combination, and that such independent investment banking firm will be a consenting expert. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the business if our board of directors independently determines that the target business or businesses has sufficient fair market value to meet the threshold criterion.

Lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with one or more target businesses whose collective fair market value is at least equal to 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $6.4 million) at the time of such business combination, as discussed above. Consequently, we expect to complete only a single business combination, although this may entail a simultaneous combination with several operating businesses at the same time. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including complex accounting or financial reporting issues. For example, we may need to present pro forma financial statements reflecting the operations of several target businesses as if they had been combined historically.

A simultaneous combination with several target businesses also presents logistical issues such as the need to coordinate the timing of negotiations, proxy statement disclosure and closings. In addition, if conditions to closings with respect to one or more of the target businesses are not satisfied, the fair market value of the business could fall below the required fair market value threshold of 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $6.4 million).

Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after a business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

If we complete a business combination structured as a merger in which the consideration is our stock, we would have a significant amount of cash available to make add-on acquisitions following our initial business combination.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination with that business, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. If a majority of the shares of common stock voted by the public stockholders are not voted in favor of a proposed initial business combination, we may continue to seek other target businesses with which to effect our initial business combination that meet our acquisition criteria until the expiration of 18 months from consummation of our initial public offering (or 24 months if a letter of intent, agreement in principle or definitive agreement has been executed within such 18 month period but as to which a combination is not yet complete). In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on United States generally accepted accounting principles.

In connection with the vote required for any business combination, our initial stockholders have agreed to vote their respective shares of common stock acquired by them prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. Our initial stockholders and Marathon Investors, LLC have also agreed that they will vote any shares they purchase in the open market in or after this offering in favor of a business combination. As a result, if our initial stockholders and Marathon Investors, LLC acquire shares in or after this offering, they must vote those shares in favor of the proposed initial business combination with respect to those shares, and will therefore not be eligible to exercise conversion rights for those shares if our initial business combination is approved by a majority of our public stockholders. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in this offering exercise their conversion rights. Voting against the business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account. To do so, a stockholder must have also exercised the conversion rights described below.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price, which we refer to as the “Conversion Price,” will be equal to the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income taxes on such interest, which will be paid from the trust account, and net of interest income of up to $3.9 million previously released to us to fund our working capital requirements (subject to the tax holdback) (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. The Conversion Price, based upon the proceeds of our initial public offering and the concurrent private place of the sponsor warrants placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering, would be less than the per-unit offering price of $8.00 in our initial public offering.

In connection with the vote required for any business combination, our initial stockholders have agreed to vote their respective shares of common stock acquired by them prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. Our initial stockholders and Marathon Investors, LLC have also agreed that they will vote any shares they purchase in the open market in or after our initial public offering in favor of a business combination. As a result, our initial stockholders and Marathon Investors, LLC will not be able to exercise conversion rights with respect to shares acquired by them before, in or after our initial public offering.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock converted to its pro rata distribution of the trust account. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account will still have the right to exercise the warrants that they received as part of the units. We will not complete our proposed initial business combination if public stockholders owning 20% or more of the shares sold in our initial public offering exercise their conversion rights.

If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination will not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. Such public stockholders would only be entitled to their pro rata share of the aggregate amount on deposit in the trust account in the event that such stockholders elect to vote against a subsequent business combination which is approved by stockholders and completed, or in connection with our dissolution and liquidation.

As the Conversion Price, based upon the proceeds of our initial public offering and the concurrent private place of the sponsor warrants placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering, would be lower than the $8.00 per unit offering price in our initial public offering, and it may be less than the market price of the common stock on the date of conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

Liquidation if no business combination

If we do not complete a business combination within 18 months after the consummation of our initial public offering, or within 24 months if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest and net of any income taxes due on such interest that will be paid from the trust account and interest income on the trust account balance released to us to fund working capital requirements including the costs of our dissolution and liquidation (subject to the tax holdback), plus any remaining assets.

If we were unable to conclude an initial business combination and expended all of the net proceeds of our initial public offering and the concurrent private placement of sponsor warrants, other than the proceeds deposited in the trust account, the per-share liquidation price, based upon the proceeds of our initial public offering and the concurrent private place of the sponsor warrants placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering, which we refer to as the “Liquidation Price,” would be less than the per-unit offering price of $8.00 in our initial public offering. The Liquidation Price includes approximately $6.4 million in deferred underwriting discounts and commissions that would also be distributable to our public stockholders.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Mr. Gross has agreed that, if we liquidate prior to the consummation of a business combination, he will be personally liable for ensuring that the proceeds in the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or contracted for or products sold to us, or claims of other parties with which we have contracted, including the claims of any prospective target with which we have entered into a written letter of intent, confidentiality or non-disclosure agreement with respect to a failed business combination with such prospective target. Mr. Gross will have such obligations only if such vendor or contracted party does not execute a waiver of its rights, title, interest or claim of any kind in or to the trust account, but only to the extent any claims made against the trust account and the payment of such debts or obligations actually reduces the amount in the trust account. However, we cannot assure you that Mr. Gross will be able to satisfy those obligations. Mr. Gross is not personally liable to pay any of our debts and obligations except as provided above. Accordingly, we cannot assure you that due to claims of creditors the actual Liquidation Price will not be less than the Liquidation Price based upon the proceeds of our initial public offering and the concurrent private place of the sponsor warrants placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering. If such funds are insufficient to cover the costs of our dissolution and liquidation, Mr. Gross has agreed to indemnify us for our out-of-pocket costs associated with such dissolution and liquidation, excluding any special, indirect or consequential costs, such as litigation, pertaining to such dissolution and liquidation.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of our initial public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the consummation of our initial public offering, we will take all necessary actions to dissolve and liquidate as expeditiously as possibly. As required under Delaware law, we will seek stockholder approval for such plan of dissolution and liquidation. The initial stockholders have agreed to vote in favor of such dissolution and liquidation in these circumstances. Upon the approval by our stockholders of our plan of dissolution and liquidation, we will liquidate our assets, including the trust account, and after reserving amounts from the interest earned on the trust account available to us as working capital requirements to cover the costs of dissolution and liquidation, distribute those assets solely to our public stockholders. Agreements with the initial stockholders do not permit them to participate in any liquidation distribution occurring upon our failure to consummate a business combination with respect to those shares of common stock acquired by them before our initial public offering. They will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering. There will be no distribution from our trust account with respect to our warrants, and all rights with respect to our warrants will effectively cease upon our liquidation. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders.

Under Delaware law, creditors of a corporation have a superior right to stockholders in the distribution of assets upon dissolution. Consequently, if the trust account is dissolved and paid out prior to all creditors being paid on their claims, stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

Sections 280 and Section 281(b) of the Delaware General Corporation Law set forth two procedures that a dissolved corporation may follow when winding up its affairs. We cannot predict at this time which procedure we would comply with in the event of liquidation. If we elect to comply with Section 280 of the Delaware General Corporation Law, we would obtain greater certainty as to potential claims, and we, or a successor entity to us, may reject, in whole or in part, claims that are made. In addition, should we choose to comply with Section 280, a creditor who receives actual notice of our dissolution, as required by Section 280, would be barred from receiving payment if the claimant failed to present the claim in accordance with the required timeframes. Specifically, if we comply with certain procedures intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us and a 90-day period during which we may reject any claims brought, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. If we elect to comply with the procedures set forth at Section 281(b) of the Delaware General Corporation Law, stockholders will not know at the time of dissolution the scope of potential claims against us. Our stockholders could therefore potentially be liable for claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution.

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

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account. Prior to our completing an initial business combination or liquidating, we are permitted only to have released from the trust account interest income of up to $3.9 million to fund our working capital requirements, subject to the tax holdback.

Pursuant to Delaware General Corporation Law Sections 280 and 281, upon our dissolution we will be required to pay or make reasonable provision to pay all of our claims and obligations, including all contingent, conditional, or unmatured claims. These amounts must be paid or provided for before we make any distributions to our stockholders. While we intend to pay such amounts, if any, from the interest on the trust account available to us for working capital, we cannot assure you those funds will be sufficient to cover such claims and obligations. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements, or if executed, that such waivers will be enforceable or otherwise prevent potential contracted parties from making claims against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and, as a result, the actual Liquidation Price could be less than the Liquidation Price based upon the proceeds of our initial public offering and the concurrent private place of the sponsor warrants placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering, due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, Mr. Gross will be personally liable for ensuring that the proceeds in the trust account are not reduced by the claims of any third party if such third party does not execute a waiver of its rights, title, interest or claim of any kind in or to the trust account, but only to the extent any claims made against the trust account and the payment of such debts or obligations actually reduces the amount in the trust account. However, we cannot assure you that Mr. Gross will be able to satisfy those obligations.

Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them. Accordingly, the actual per share amount distributed from the trust account to our public stockholders could be significantly less than Liquidation Price based upon the proceeds of our initial public offering and the concurrent private place of the sponsor warrants placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering. Any claims by creditors could cause additional delays in the distribution of trust funds to the public stockholders beyond the time periods required to comply with Delaware General Corporation Law procedures and federal securities laws and regulations.

Amended and Restated Certificate of Incorporation

Our Amended and Restated Certificate of Incorporation sets forth certain requirements and restrictions relating to this offering that apply to us until the consummation of a business combination. Specifically, our Amended and Restated Certificate of Incorporation provides, among other things, that:

•	we establish and maintain an Audit Committee composed of at least three (3) independent directors;

•

we establish and maintain a trust account, which trust account was initially funded with approximately $308.8 million, consisting of substantially all of the net proceeds from our initial public offering and the exercise of the over-allotment, and the concurrent sale of sponsor warrants and approximately $6.4 million in deferred underwriting discounts and commissions;

•	prior to the consummation of a business combination, we shall submit such business combination to our stockholders for approval;

•	we may consummate the business combination, if approved, only if public stockholders owning less than 20% of the shares sold in this offering exercise their conversion rights;

•

if a business combination is approved and consummated, public stockholders who voted against the business combination may exercise their conversion rights and receive their pro rata share of the trust account;

•

if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified in this prospectus, then we will take all necessary actions to dissolve and liquidate as expeditiously as possible;

•	we may not consummate any other merger, acquisition, asset purchase, reorganization or similar transaction other than the business combination;

•

our Audit Committee shall monitor compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, the Audit Committee is charged with the responsibility to take immediately all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of this offering; and

•

the Audit Committee shall review and approve all expense reimbursements made to members of our management team and any expense reimbursements payable to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

The above-referenced requirements and restrictions included in our Amended and Restated Certificate of Incorporation may only be amended prior to consummation of a business combination upon the unanimous written consent of our stockholders. In light of the requirement that we obtain the unanimous approval of our stockholders, we do not anticipate any changes to such requirements and restrictions prior to our consummation of a business combination, if any. However, the enforceability of unanimous consent provisions under Delaware law may not be free from doubt. A court in equity could possibly conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ statutory rights to amend the corporate charter. In that case, an amendment could potentially reduce or eliminate the protection the above-referenced requirements and restrictions afford to our stockholders, without a unanimous consent being required. However, we view all of the foregoing provisions, including the requirement that public stockholders owning less than 20% of the shares sold in this offering exercise their conversion rights in order for us to consummate our initial business combination, as obligations to our stockholders, and neither we nor our board of directors will propose any amendment to these provisions or support, endorse or recommend any proposal that stockholders amend any of these provisions at any time prior to the consummation of our initial business combination.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

•	our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information may delay the completion of a transaction;

•

our obligation to convert into cash up to 19.99% of our shares of common stock held by our public stockholders who vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination;

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•

the requirement to acquire an operating business that has a fair market value equal to at least 80% of the balance of the trust account at the time of the acquisition (excluding deferred underwriting discounts and commissions of approximately $6.4 million) could require us to acquire the assets of several operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

Administrative Services Agreement

We have agreed to pay Marathon Management, LLC, an entity owned and controlled by Mr. Gross, a total of $7,500 per month for office space, administrative services and secretarial support. Mr. Gross is our chairman and chief executive officer. This arrangement was agreed to by us and Marathon Management, LLC for our benefit and is not intended to provide Mr. Gross compensation in lieu of a salary or other remuneration because it is anticipated that the expenses to be paid by Marathon Management, LLC will approximate the monthly reimbursement. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees.

Facilities

We currently maintain our executive offices at, 500 Park Avenue, 5th Floor, New York, New York. The cost for this space is included in the $7,500 per-month fee described above that Marathon Management, LLC charges us for general and administrative services. We believe, based on rents and fees for similar services in the New York City metropolitan area that the fee charged by Marathon Management, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Employees

We currently have one officer. This individual is not obligated to devote any specific number of hours to our business and intends to devote only as much time as he deems necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, and have reporting obligations thereunder, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, this annual report contains financial statements audited and reported on by our independent registered public accounting firm.

We will not acquire a target business if we cannot obtain audited financial statements based on United States generally accepted accounting principles for such target business. We will provide these financial statements in the proxy solicitation materials sent to stockholders for the purpose of seeking stockholder approval of our initial business combination. Our management believes that the need for target businesses to have, or be able to obtain, audited financial statements may limit the pool of potential target businesses available for acquisition.

We may be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2007. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.	Risk Factors

We are a newly formed, development stage company with a limited operating history and no revenues from operations, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with limited operating results. Because we lack an established operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target businesses concerning a business combination and may be unable to complete a business combination. We will not generate any revenues from operations until after completing a business combination. If we expend all of the funds not held in trust and interest income earned of up to $3.9 million on the balance of the trust account that has been released to us to fund our working capital requirements (subject to the tax holdback) in seeking a business combination but fail to complete such a combination, we will never generate any operating revenues.

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

If we are unable to complete a business combination and must liquidate our assets, the Liquidation Price will be less than $8.00 because of the expenses of our initial public offering, our general and administrative expenses and the planned costs of seeking a business combination. Furthermore, our outstanding warrants are not entitled to participate in a liquidating distribution and the warrants will therefore expire worthless if we liquidate before completing a business combination.

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

If third parties bring claims against us, the proceeds held in trust could be reduced and the Liquidation Price received by you could be reduced.

Our placing of funds in trust may not protect those funds from third party claims against us. Pursuant to Delaware General Corporation Law Sections 280 and 281, upon our dissolution we will be required to pay or make reasonable provision to pay all of our claims and obligations, including all contingent, conditional, or unmatured claims. These amounts must be paid or provided for before we make any distributions to our stockholders. While we intend to pay such amounts, if any, from the interest on the trust account available to us for working capital, we cannot assure you those funds will be sufficient to cover such claims and obligations. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements, or if executed, that such waivers will be enforceable or otherwise prevent potential contracted parties from making claims against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and, as a result, the actual Liquidation Price could be less than the Liquidation Price based upon the proceeds of our initial public offering and the concurrent private place of the sponsor warrants placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering, due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, Mr. Gross will be personally liable for ensuring that the proceeds in the trust account are not reduced by the claims of any third party if such third party does not execute a waiver of its rights, title, interest or claim of any kind in or to the trust account, but only to the extent any claims made against the trust account and the payment of such debts or obligations actually reduces the amount in the trust account. However, we cannot assure you that Mr. Gross will be able to satisfy those obligations. Based on the information in his director and officer questionnaire provided to us in connection with our initial public offering as well as the representations as to his accredited investor status (as such term is defined in Regulation D under the Securities Act), we currently believe that Mr. Gross is of substantial means and capable of funding his indemnity obligations, even though we have not asked him to reserve for such an eventuality. However, we cannot assure you Mr. Gross will be able to satisfy those obligations. We believe the likelihood of Mr. Gross having to indemnify the trust account is limited because we intend to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claims of any kind in or to monies held in the trust account.

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

Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them. Accordingly, the actual per share amount distributed from the trust account to our public stockholders could be significantly less than expected Liquidation Price, without taking into account interest earned on the trust account subsequent to our initial public offering (net of taxes payable on interest income on the funds in the trust account and interest income of up to $3.9 million on the trust account balance previously released to us to fund our working capital requirements, including the costs of our dissolution and liquidation). Any claims by creditors could cause additional delays in the distribution of trust funds to the public stockholders beyond the time periods required to comply with Delaware General Corporation Law procedures and federal securities laws and regulations.

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

For example, Mr. Gross, our chairman and chief executive officer, serves as co-chairman of the investment committee of Magnetar Financial LLC, an investment manager, and a senior partner in Magnetar Capital Partners LP, the holding company for Magnetar Financial LLC. In such capacities, Mr. Gross heads Magnetar Financial LLC’s credit and private investment business, which focuses primarily on debt securities. Marathon Acquisition Corp. Holdings LLC, an entity owned and controlled by Magnetar Financial LLC, will hold an economic interest in any distributions Mr. Gross may receive as a result of his ownership of Marathon Founders, LLC and Marathon Investors, LLC. In addition, Mr. Gross serves as the chairman, chief executive officer and managing member of Solar Capital LLC, a newly organized externally managed finance company focusing on debt and equity investments in leveraged companies, including middle-market companies. As a result, Mr. Gross will face conflicts in the allocation of acquisition opportunities between us and both Magnetar Financial LLC and Solar Capital LLC. Although Mr. Gross will endeavor to allocate acquisition opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain acquisition opportunities that Mr. Gross determines to offer to either Magnetar Financial LLC or Solar Capital LLC. However, Mr. Gross expects his activities for these entities will primarily include evaluating debt and minority equity investments, as opposed to evaluating the type of business combination for which we were formed. Moreover, members of our management team are not obligated to expend a specific number of hours per week or month on our affairs. We cannot assure you that these conflicts will be resolved in our favor.

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

The net proceeds from our initial public offering, exercise of the over-allotment, and the private placement of the sponsor warrants provided us with approximately $304.5 million that we may use to complete a business combination, excluding any interest earned on the proceeds held in the trust account subsequent to completion of our initial public offering. Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of the balance in the trust account at the time of such business combination (excluding deferred underwriting discounts and commissions of approximately $6.4 million). We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, proxy statement disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination below the required threshold of 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $6.4 million). Due to these added risks, we are more likely to choose a single target business with which to pursue a business combination than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only our initial business combination with the proceeds of our initial public offering and the private placement of the sponsor warrants. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business combinations, or that operate in, diversified industries or industry segments.

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

As described above, we plan to acquire a business or businesses located outside the United States. If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following a business combination. The additional risks we may be exposed to in these cases include but are not limited to:

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 500 Park Avenue, 5th floor, New York, New York 10022. We currently pay no rent for the use of our office facilities, which has been arranged by Marathon Management, LLC, an entity wholly owned and controlled by Mr. Gross; however, we have agreed to pay Marathon Management, LLC a monthly fee of $7,500 for office space and administrative services, including secretarial support. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our units, which consist of one share of our common stock, par value $.0001 per share, and one warrants, each to purchase an additional share of our common stock, trade on the American Stock Exchange under the symbol “MAQ.U.” Our common stock has traded separately on the American Stock Exchange under the symbol “MAQ” since September 29, 2006. Our warrants have traded separately on the OTC Bulletin Board under the symbol “MAQ.WS” since September 29, 2006. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 commencing the later of the completion of a business combination or November 24, 2007. Our warrants will expire at 5:00 p.m., New York City time, on August 24, 2010, or earlier upon redemption.

The following tables set forth, for the calendar quarter indicated, the quarterly high and low sale prices for the Company’s units, common stock and warrants, respectively, as reported on the American Stock Exchange.

Units

Quarter ended	High	Low
December 31, 2006	$8.55	$7.65
September 30, 2006 (1)	$8.03	$7.80

(1)	Represents the high and low sale prices for our units from our initial public offerings on August 24, 2006 through September 30, 2006.

Common Stock

Quarter ended	High	Low
December 31, 2006	$7.60	$7.10
September 30, 2006 (1)	$7.30	$7.15

(1)	Represents the high and low sale prices for our shares of common stock from September 29, 2006, the date that our common stock first became separately tradable, through September 30, 2006.

Warrants

Quarter ended	High	Low
December 31, 2006	$0.90	$0.58
September 30, 2006 (1)	$0.90	$0.70

(1)	Represents the high and low sale prices for our warrants from September 29, 2006, the date that our warrants first became separately tradable, through September 30, 2006.

Holders of Common Equity

As of March 28, 2007, we had approximately 483 stockholders of record of our outstanding common stock, approximately 827 holders of record of our outstanding units, and approximately 708 holders of record of our outstanding warrants.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Performance Graph

The following graph compares the cumulative total return for our common stock from September 29, 2006, the date our common stock first became separately tradable, through December 31, 2006 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph assumes $100 invested on September 29, 2006 in our common stock and $100 invested at that same time in each of the two listed indices.

Recent Sales of Unregistered Securities

We did not engage in any unregistered sales of equity securities during the three months ended December 31, 2006.

Use of Proceeds from Registered Offering

On May 11, 2006 in connection with our formation and initial capitalization, we consummated a private placement of an aggregate of 9,375,000 shares of our common stock to Marathon Founders, LLC, an entity owned and controlled by Michael Gross, our chairman, chief executive officer and secretary, and two of our then current directors for an aggregate purchase price of $25,000.

On August 30, 2006, we consummated a private placement of an aggregate of 5,500,000 warrants to Marathon Investors, LLC, an entity owned and controlled by our chief executive officer for an aggregate purchase price of $5.5 million.

On August 30, 2006, we consummated our initial public offering of 37,500,000 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock, and received proceeds of approximately $279,000,000, net of underwriting discounts and commissions of approximately $21,000,000 (including approximately $6,000,000 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination).

On August 30, 2006, we used $225,000 of our general working capital to repay the note payable to our chief executive officer. The note was repaid in full, without interest, and cancelled.

On September 14, 2006, we used $285,000 of our general working capital to pay premiums associated with our directors and officers liability insurance.

On September 27, 2006, the underwriters for our initial public offering exercised their over-allotment option and, on September 27, 2006, purchased 2,535,850 additional units. The proceeds from the exercise of the over-allotment option was approximately $18,867,000, after deducting underwriting discounts and commissions of approximately $1,420,000 (including approximately $400,000 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination).

We incurred additional offering expenses of approximately $1,039,000, which have been charged to additional paid in capital.

As of December 31, 2006, we have paid or incurred an aggregate of approximately $2.7 million in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

As of December 31, 2006, after giving effect to our initial public offering and our operations subsequent thereto, including our withdrawal of approximately $1.8 million of the interest earned on the funds held in the trust account through December 31, 2006, approximately $308.6 million was held in trust and we had approximately $1.4 million of unrestricted cash, and approximately $2.1 million of the amount that we are entitled to withdraw from interest earned on the funds held in the trust account, available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 6.	Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, which are included in this annual report on Form 10-K.

Income Statement Data

For the Period April 27, 2006 (Inception) through December 31, 2006
Loss from operations	$(423,957)
Interest income	$5,253,929

Income before provision for income taxes	$4,829,972
Provision for income taxes	$2,182,957

Net income	$2,647,015

Weighted average number of shares of common stock outstanding—basic	30,198,156
Weighted average number of shares of common stock outstanding—diluted	34,387,045

Net income per share—basic	$0.09
Net income per share—diluted	$0.08

Balance Sheet Data

December 31, 2006
Cash and cash equivalents	$1,370,943
Investments held in trust account	$308,608,131
Trust account interest receivable	$1,333,770
Prepaid expenses	$181,304
Deferred tax asset	$193,441

Total assets	$311,687,589

Total liabilities	$6,687,450
Common stock subject to redemption	$61,795,116
Total stockholders’ equity	$243,205,023

Total liabilities and stockholders’ equity	$311,687,589

The total assets amount includes the approximately $308.6 being held in the trust account, which will be available to us only upon the consummation of a business combination within the time period described in this annual report. If a business combination is not so consummated, we will be dissolved and the proceeds held in the trust account will be distributed solely to our public stockholders.

We will not proceed with a business combination if public stockholders owning 20% or more of the shares sold in our initial public offering vote against the business combination and exercise their conversion rights.

Accordingly, we may effect a business combination if public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights. If this occurred, we would be required to convert to cash up to approximately 19.99% of the 40,035,850 shares of common stock sold in our initial public offering, or 8,003,166 shares of common stock, at an initial per share conversion price of $7.72, without taking into account interest earned on the trust account. The actual per share conversion price will be equal to the amount in the trust account, including all accrued interest, as of two business days prior to the proposed consummation of the business combination, divided by the number of shares of common stock sold in this our initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our combined consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

This Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

On August 30, 2006, we consummated a private placement of warrants to Marathon Investors, LLC, an entity owned and controlled by our chief executive officer for an aggregate purchase price of $5.5 million. On August 30, 2006, we consummated our initial public offering of 37,500,000 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock, and received proceeds of approximately $279,000,000, net of underwriting discounts and commissions of approximately $21,000,000 (including approximately $6,000,000 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). In addition, on September 22, 2006 the underwriters for our initial public offering exercised their over-allotment option, which closed on September 27, 2006, generating proceeds of approximately $18,867,000, net of underwriting discounts and commissions of approximately $1,420,000 (including approximately $400,000 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). We incurred additional offering expenses of approximately $1,039,000, which have been charged to additional paid in capital.

As of December 31, 2006, approximately $308.6 million was held in trust and we had approximately $1.4 million of unrestricted cash, and approximately $2.1 million of the amount that we are entitled to withdraw from interest earned on the funds held in the trust account, available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

Through December 31, 2006, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the period ended December 31, 2006, we earned approximately $5.3 million in interest income, of which $3.9 million was received and $1.3 million accrued as of December 31, 2006.

As of December 31, 2006, we had approximately $1.4 million of unrestricted cash and approximately $2.1 million of additional interest earned on the funds held in the trust account available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The following table shows the total funds held in the trust account through December 31, 2006:

Net proceeds from our initial public offering and private placement of warrants to Marathon Investors, LLC placed in trust	$302,416,724
Deferred underwriters’ discounts and compensation	6,405,736
Total interest received to date	3,914,301
Less total interest disbursed to us for working capital through December 31, 2006	1,818,630
Less total taxes paid through December 31, 2006	2,310,000

Total funds held in trust account through December 31, 2006	$308,608,131

For the year ended December 31, 2006, we paid or incurred an aggregate of approximately $2.7 million in expenses for the following purposes:

•	premiums associated with our directors and officers liability insurance;

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

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

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes — In June 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109 Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 will be effective for fiscal periods beginning after December 15, 2006. Earlier application of the interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the interpretation is adopted. We do not expect that the adoption of FIN 48 will a have a material effect on our financial position or results of operations.

Fair Value Measurements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning November 15, 2007. We are currently evaluating the adoption of SFAS 157 and its impact on our financial position and results of operation.

The Fair Value Option for Financial Assets and Financial Liabilities — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the first quarter of 2008. We are currently evaluating the impact of SFAS 159.

Recent Developments

On March 14, 2007, we withdrew approximately $620,000 of interest earned on the funds held in the trust account for the purpose of paying taxes on the aggregate amount of interest earned on the funds held in the trust account. On March 22, 2007, we withdrew approximately $2,081,000 of interest earned on the funds held in the trust account for working capital. As of March 22, 2007, after giving effect to our withdrawals for tax purposes and for working capital, approximately $310,489,000 was held in trust and we had approximately $3,249,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

Income taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

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

As of December 31, 2006, approximately $308.6 million (excluding approximately $6.4 million of deferred underwriting discounts and commissions) was held in trust for the purposes of consummating a business combination. The proceeds held in trust (including approximately $6.4 million of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States. As of December 31, 2006, the effective annualized interest rate payable on our investment was approximately 4.79%. Assuming no other changes to our holdings as of December 31, 2006, a 1% decrease in the underlying interest rate payable on our investment as of December 31, 2006 would result in a decrease of approximately $772,000 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on April 27, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Marathon Acquisition Corp.

We have audited the accompanying balance sheet of Marathon Acquisition Corp. (a development stage company) as of December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the period from April 27, 2006 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marathon Acquisition Corp. as of December 31, 2006 and the results of its operations and its cash flows for the period from April 27, 2006 (date of inception) through December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/S/ EISNER LLP
New York, New York
March 22, 2007

MARATHON ACQUISITION CORP.

(a development stage company)

BALANCE SHEET

December 31, 2006

ASSETS
Current assets:
Cash	$1,370,943
Prepaid expenses	181,304
Interest receivable	1,333,770

Total current assets	2,886,017

Cash held in trust account	308,608,131
Deferred tax asset	193,441

Total assets	$311,687,589

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$215,316
Income tax payable	66,398
Deferred underwriting discounts and commissions	6,405,736

Total current liabilities	6,687,450

Common stock, subject to possible conversion 8,003,166 shares at $7.72 per share	61,795,116

Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	0
Common stock, $0.0001 par value, 249,000,000 shares authorized; 49,410,850 shares issued and outstanding (which includes 8,003,166 shares subject to possible conversion)	4,942
Additional paid-in capital	240,553,066
Retained earnings accumulated during the development stage	2,647,015

Total stockholders’ equity	243,205,023

Total liabilities and stockholders’ equity	$311,687,589

See accompanying notes to financial statements

MARATHON ACQUISITION CORP.

(a development stage company)

STATEMENT OF OPERATIONS

For the period from April 27, 2006 (inception) through December 31, 2006

April 27, 2006 (inception) through December 31, 2006
Formation and general and administrative costs	$423,957

Net loss from operations	(423,957)
Other income - interest	5,253,929

Income before provision for taxes	4,829,972
Provision for income taxes	(2,182,957)

Net income	$2,647,015

Net income per share
Basic	$0.09
Diluted	$0.08
Weighted average shares outstanding
Basic	$30,198,156
Diluted	$34,387,045

See accompanying notes to financial statements

MARATHON ACQUISITION CORP.

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from April 27, 2006 (inception) through December 31, 2006

	Common Stock		Additional Paid-In Capital	Earnings Accumulated in the Development Stage	Stockholders’ Equity
	Shares	Amount
Issuance of common stock to initial stockholders	9,375,000	$938	$24,062	$—	$25,000

Sale of 40,035,850 units, net of underwriters’ discount and offering expenses (including 8,003,166 shares subject to possible conversion)	40,035,850	4,004	296,824,120	—	296,828,124

Sale of private placement warrants	—	—	5,500,000	—	5,500,000

Net proceeds subject to possible conversion of 8,003,166 shares	—	—	(61,795,116)	—	(61,795,116)

Net income	—	—	—	2,647,015	2,647,615

Balance at December 31, 2006	49,410,850	$4, 942	$240,553,066	$2,647,015	$243,205,023

See accompanying notes to financial statements

MARATHON ACQUISITION CORP.

(a development stage company)

STATEMENT OF CASH FLOWS

For the period from April 27, 2006 (inception) through December 31, 2006

April 27, 2006 (inception) through December 31, 2006
Cash flows from operating activities
Net income	$2,647,015
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income taxes	(193,441)
Changes in:
Prepaid expenses	(181,304)
Interest receivable	(1,333,770)
Accrued expenses	215,316
Income tax payable	66,398

Net cash provided by operating activities	1,220,214

Cash flows from investing activities
Cash held in trust account	(308,608,131)

Net cash used by investing activities	(308,608,131)

Cash flows from financing activities
Proceeds from note to stockholder	225,000
Repayment of note to stockholder	(225,000)
Proceeds from public offering, net	303,233,860
Proceeds from issuance of warrants	5,500,000
Proceeds from issuance of securities to initial shareholders	25,000

Net cash provided by financing activities	308,758,860

Net increase in cash	1,370,943
Cash — beginning of period	—

Cash — end of period	$1,370,943

Non-cash financing activities
Deferred underwriting discounts and commissions	$6,405,736
Cash paid for income taxes	$2,310,000

See accompanying notes to financial statements

MARATHON ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 1 — Organization and Nature of Business Operations

Marathon Acquisition Corp. (the “Company”) was incorporated in Delaware on April 27, 2006 as a blank check company whose objective is to acquire, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more currently unidentified operating business or businesses. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. All activity through December 31, 2006 relates to the company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses described below and in Note 3. At December 31, 2006, the Company had not commenced any operations. The Company has selected December 31 as its fiscal year end.

The registration statement for the Offering was declared effective August 24, 2006. The Company consummated the Offering on August 30, 2006 and received proceeds of approximately $279,000,000, net of underwriting discounts and commissions of approximately $21,000,000 (including approximately $6,000,000 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). In addition, on September 22, 2006 the underwriters for the Offering exercised their over-allotment option (the “Over-Allotment Option Exercise”), which closed on September 27, 2006, generating proceeds of approximately $18,867,000, net of underwriting discounts and commissions of approximately $1,420,000 (including approximately $400,000 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). The Company incurred additional offering expenses of approximately $1,039,000, which have been charged to additional paid in capital. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Over-Allotment Option Exercise, although substantially all of the net proceeds of the Offering and the Over-Allotment Option Exercise are intended to be generally applied toward consummating a business combination with an operating company or companies. As used herein, a “Target Business” shall mean one or more businesses that at the time of the Company’s initial business combination has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $6.4 million) described below and a “Business Combination” shall mean the acquisition by the Company of such Target Business. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company’s efforts in identifying prospective target businesses will not be limited to a particular industry. Instead, the Company intends to focus on various industries and target businesses in the United States and Western Europe that may provide significant opportunities for growth.

Upon the closing of the Offering and the Over-Allotment Option Exercise by the underwriters, approximately $308,800,000 was placed in a trust account invested until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the liquidation of the Company. The amount placed in the trust account consisted of the proceeds of this offering and the concurrent private placement of warrants discussed in Note 4 as well as approximately $6.4 million of deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside of the trust account as well as the interest income of up to $3.9 million earned on the trust account balance that may be released to the Company (as described below) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses; provided, however, that after such release there remains in the trust account a sufficient amount of interest income previously earned on the trust account balance to pay any income taxes on such $3.9 million of interest income.

The Company will seek stockholder approval before it will effect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, the Company’s Initial Stockholders have agreed to vote the shares of common stock owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the holders of common stock sold as part of the Units in the Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 20% of the shares sold in the

Offering exercise their conversion rights. The Initial Stockholders and Marathon Investors, LLC, an entity controlled by the Company’s chairman and chief executive officer, have agreed that if they acquire shares of common stock in or following the Offering, they will vote all such acquired shares in favor of any Business Combination submitted for stockholder approval. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination but 18 months has not yet passed since closing of the Offering (or within 24 months from the Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the Offering and the Business Combination has not yet been consummated within such 18 month period), the Company may combine with another Target Business meeting the fair market value criterion described above.

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

Note 2 — Summary of Significant Accounting Policies

[a] Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The trust assets are invested in one or more money market funds.

[b] Net income per share:

Basic net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic net income per share, but includes the dilutive effect of shares issued pursuant to the Company’s outstanding warrants which are exercisable on the later of (i) the completion of a business combination or (ii) fifteen months after consummation of the Company’s initial public offering.

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

[d] Financial instruments:

The Company’s financial instruments consist principally of cash and cash equivalents. The Company believes the financial instruments’ recorded values approximate current values because of their nature and respective durations.

[e] Income taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.

[f] Recent accounting developments:

In September 2006, the Financial Accounting Standards Board (“FASB”) issues SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issues for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. The Company does not expect that the adoption of SFAS 157 will have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statements No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taxed in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting and is currently evaluating the impact, if any, the adoption of FIN 48 will have on the Company’s disclosure requirements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the first quarter of 2008. The Company is currently evaluating the impact of SFAS 159.

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

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliate of the Company’s chairman, chief executive officer and secretary. Services will commence on the completion of the Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. Through December 31, 2006, the Company had paid approximately $30,000 in accordance with this agreement.

On August 30, 2006, Marathon Investors, LLC, an entity owned and controlled by the Company’s chairman, chief executive officer and secretary, purchased an aggregate of 5,500,000 sponsor warrants at a price of $1.00 per warrant from the Company. Marathon Investors, LLC has agreed that it will not sell or transfer these warrants until completion of a Business Combination, except in certain limited circumstances.

The Initial Stockholders and Marathon Investors, LLC will be entitled to make up to two demands that we register the 9,375,000 shares and the 5,500,000 shares of common stock underlying the sponsor warrants, pursuant to an agreement signed in connection with the Offering. The Initial Stockholders and Marathon Investors, LLC may elect to exercise these registration rights at any time (i) after the expiration of the transfer restrictions relating to the shares of common stock and (ii) after the sponsor warrants have become exercisable by their terms, in the case of such warrants and the underlying common stock. In addition, the Initial Stockholders and Marathon Investors, LLC have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are no longer subject to such transfer restrictions or the sponsor warrants become exercisable. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Income Taxes

The Company’s provision for income taxes consists of:

Current
Federal	$1,573,700
State	802,698

Total current	2,376,398
Deferred	(193,441)

Provision for income taxes	$2,182,957

The difference between the actual income tax expense and that computed by applying the U.S. federal income tax rate of 35% to pretax income from operations is summarized below:

Computed expected tax expense	35.0%
State and local income taxes net of federal benefit	10.5%

Effective tax rate	45.5%

The Company is considered in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer certain expenses for tax purposes. Therefore, the Company has recorded a deferred income tax asset of $193,441. The Company believes that it is more likely than not that it will be able to realize this deferred tax asset in the future and, therefore, it has not provided a valuation allowance against this deferred tax asset.

Note 8 — Subsequent Events

On March 14, 2007, the Company withdrew approximately $620,000 of interest earned on the funds held in the trust account for the purpose of paying taxes on the aggregate amount of interest earned on the funds held in the trust account. On March 22, 2007, the Company withdrew approximately $2,081,000 of interest earned on the funds held in the trust account for working capital. As of March 22, 2007, after giving effect to the Company’s withdrawals for tax purposes and for working capital, approximately $310,489,000 was held in trust and the Company had approximately $3,249,000 of unrestricted cash available to us for its activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Note 9 - Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the periods from April 27, 2006 (inception) through December 31, 2006.

	Fiscal Quarter Ended
	June 30, 2006	September 30, 2006	December 31, 2006
Net (loss) income	$(1,000)	$656,631	$1,991,384
Net (loss) income per share
Basic	$0.00	$0.03	$0.04
Diluted	$0.00	$0.03	$0.03

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we, including our chief executive officer, who also serves as our principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective in timely alerting management of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act of 1934) that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Certain information, as of March 29, 2007, with respect to each of the current directors is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, and the year in which each person became a director.

The business address of director listed below is 500 Park Avenue, 5th Floor, New York, New York, 10022.

Name	Age	Position	Year Appointed/Elected
Michael S. Gross	45	Chairman, Chief Executive Officer and Secretary	2006
Adam Aron	52	Director	2006
Irwin D. Simon	48	Director	2006
Robert Sheft	45	Director	2006

Michael S. Gross has been the chairman of our board of directors, chief executive officer and secretary since our inception in April 2006. Since March 2007, Mr. Gross has served as the chairman, chief executive officer and managing member of Solar Capital, LLC, a newly organized externally managed finance company focusing on debt and equity investments in leveraged companies, including middle-market companies. In addition, since July 2006, Mr. Gross has been co-chairman of the investment committee of Magnetar Financial LLC, an investment manager with over $4 billion in assets under management, that invests primarily in equity and debt securities in the public market, and a senior partner in Magnetar Capital Partners LP, the holding company for Magnetar Financial LLC. In such capacities, Mr. Gross heads Magnetar Financial LLC’s credit and private investment business, which focuses primarily on debt securities, Magnetar Financial LLC has 50 investment professionals and offices in Evanston, Illinois; New York, New York; San Francisco, California; Philadelphia, Pennsylvania and London, England. Between February 2004 and February 2006, Mr. Gross was the president and chief executive officer of Apollo Investment Corporation, a publicly traded business development company that he founded and on whose board of directors and investment committee he served as chairman from February 2004 to July 2006, and was the managing partner of Apollo Investment Management, L.P., the investment adviser to Apollo Investment Corporation. Apollo Investment Corporation invests primarily in middle-market companies in the form of mezzanine and senior secured loans as well as by making direct equity investments in such companies. Under his management, Apollo Investment Corporation raised approximately $930 million in gross proceeds in an initial public offering in April 2004 and invested approximately $2 billion in over 60 companies in conjunction with 50 different private equity sponsors. From 1990 to February 2006, Mr. Gross was a senior partner at Apollo Management, L.P., a leading private equity firm which he founded in 1990 with five other persons. Since its inception through June 30, 2006, Apollo Management, L.P. has invested more than $13 billion in over 150 companies in the United States and Western Europe. During his tenure at Apollo Management, L.P., Mr. Gross was a member of an investment committee that was responsible for overseeing such investments. In addition, from 2003 to February 2006, Mr. Gross was the managing partner of Apollo Distressed Investment Fund, an investment fund he founded to invest principally in non-control oriented distressed debt and other investment securities of leveraged companies. Mr. Gross currently serves on the boards of directors of Saks, Inc., United Rentals, Inc., Hanover-STC Acquisition Corp and Jarden Corporation and in the past has served on the boards of directors, including in certain cases, in the capacity as a lead director, of more than 20 public and private companies. He is a founding member, and serves on the executive committee, of the Youth Renewal Fund, is the chairman of the board of Mt. Sinai Children’s Center Foundation, serves on the Board of Trustees of the Trinity School and on the corporate advisory board of the University of Michigan Business School.

Adam Aron has been a director of our company since May 2006. Mr. Aron currently serves as the chairman and chief executive officer of World Leisure Partners, a personal consulting company, whose principal client is Apollo Management L.P. Mr. Aron was chairman of the board of directors and chief executive officer of Vail Resorts, Inc. from July 1996 to February 2006. Vail Resorts owns and operates Vail, Beaver Creek, Breckenridge, Keystone and Heavenly ski resorts in Colorado and California; the Grand Teton Lodge Company in Jackson Hole, Wyoming; the RockResorts collection of luxury resort hotels throughout the United States; and an extensive real estate business. Mr. Aron previously served as president and chief executive officer of Norwegian Cruise Line, senior vice president of marketing for United Airlines and senior vice president-marketing for Hyatt Hotels and Resorts. In addition to serving on our board of directors, Mr. Aron serves on the board of directors of Starwood Hotels and Resorts Worldwide, FTD Group, Inc. and Rewards Network Inc. He also serves on the board of directors of numerous non-profit organizations and is co-chairman of the National Finance Committee of the Washington, D.C.-based Democratic Senatorial Campaign Committee, and a member of the Council on Foreign Relations and Business Executives for National Security.

Irwin D. Simon has been a director of our company since June 2006. Mr. Irwin founded The Hain Celestial Group, Inc. and has been its president and chief executive officer and a director since its inception. Mr. Simon was appointed chairman of the board of directors of Hain Celestial in April 2000. Previously, Mr. Simon was employed in various marketing capacities at Slim-Fast Foods Company and The Haagen-Dazs Company, a division of Grand Metropolitan, plc. Mr. Simon serves as lead director of Jarden Corporation, an independent non-executive director of Yeo Hiap Seng Limited and as a director of several privately-held companies. Mr. Simon is the past chapter chairman of YPO—Gotham Chapter, New York City.

Robert Sheft has been a director of our company since July 2006. Mr. Sheft is the founder, president and chief executive officer of Simply Floored LLC, a flooring company offering shop-at-home services. From 1997 to 2003, Mr. Sheft was the president and chief executive officer of RMA Home Services, Inc., a company which he founded that exclusively managed The Home Depot, Inc.’s installed siding and window business. In 2003, RMA Home Services, Inc. was acquired by The Home Depot, Inc. From 1991 to 1997, Mr. Sheft was engaged in merchant banking at a number of mid-sized regional firms. From 1987 to 1990, Mr. Sheft was a lawyer at Skadden, Arps, Slate, Meagher & Flom LLP where he focused primarily on mergers and acquisitions. On April 9, 2007, Mr. Sheft will be joining Roark Capital Group, a private equity firm based in Atlanta, as managing director. Mr. Sheft has served on the board of directors of a number of privately held companies and is currently a trustee of Pace Academy in Atlanta, Georgia.

Number and Terms of Office of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Aron, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Simon and Sheft, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Gross, will expire at the third annual meeting of stockholders.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. Collectively, through their positions described above, our directors have extensive experience in the private equity business. None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and expertise of these individuals, their collective access to target businesses, and their ideas, contacts, and acquisition expertise should enable them to successfully identify and assist us in completing a business combination. However, there is no assurance such individuals will, in fact, be successful in doing so.

Board Committees

Our board of directors has formed an audit committee, a compensation committee and a governance and nominating committee. Each committee is comprised of three directors. During 2006, our board of directors held six board meetings and three audit committee meetings. No meetings of the governance and nominating committee were held, as no new candidates have been sought for election to our board of directors subsequent to our initial public offering. In addition, no meetings of the compensation committee were held, as none of our executive officers or directors have received, or will receive, any cash or other compensation for services rendered to us prior to our consummation of a business combination, other than pursuant to our arrangement with Marathon Management, LLC described below. All directors attended at least 75% of the aggregate number of meetings of the board and of the respective committees on which they served. The Company requires each director to make a diligent effort to attend all board and committee meetings, as well as each annual or special meeting of stockholders.

Audit Committee

Our audit committee consists of Messrs. Aron, Simon and Sheft, each of whom is “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. In addition, our board of directors has determined that Mr. Aron is an “audit committee financial expert” as that term is defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934, as amended. The responsibilities of our audit committee include:

•	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

•

appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

•

overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

•

meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters;

•

reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting recommendations to our full board of directors for approval;

•

establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters;

•	following the completion of this offering, preparing the report required by the rules of the SEC to be included in our annual proxy statement; and

•

reviewing and approving all expense reimbursements made to members of our management team; any expense reimbursements payable to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Aron satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the Securities and Exchange Commission.

Compensation Committee

Our compensation committee consists of Messrs. Aron, Simon and Sheft, each of whom is “independent” as defined in the rules of the American Stock Exchange. The functions of our compensation committee include:

•	establishing overall employee compensation policies and recommending to our board of directors major compensation programs;

•	subsequent to our consummation of a business combination, reviewing and approving the compensation of our officers and directors, including salary and bonus awards;

•	administering our various employee benefit, pension and equity incentive programs;

•	reviewing officer and director indemnification and insurance matters; and

•	following the completion of this offering, preparing an annual report on executive compensation for inclusion in our proxy statement.

Our compensation committee does not currently have a charter or written policy with regard to the processed and procedures for the consideration and determination of executive and director compensation, as our executive officers and directors have not received, and will not receive, any cash or other compensation for services rendered to us prior to our consummation of a business combination, other than pursuant to our arrangement with Marathon Management, LLC, an entity owned and controlled by Mr. Gross, pursuant to which we have agreed to pay a total of $7,500 per month for office space and administrative services, including secretarial support, until we have consummated a business combination. This arrangement was agreed to by Marathon Management, LLC for our benefit and is not intended to provide Mr. Gross compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. No other director has a relationship with or interest in Marathon Management, LLC.

Governance and Nominating Committee

Our governance and nominating committee consists of Messrs. Aron, Simon and Sheft, each of whom is “independent” as defined in the rules of the American Stock Exchange. The functions of our governance and nominating committee include:

•	recommending qualified candidates for election to our board of directors;

•	evaluating and reviewing the performance of existing directors;

•	making recommendations to our board of directors regarding governance matters, including our amended and restated certificate of incorporation, bylaws and charters of our committees; and

•	developing and recommending to our board of directors governance and nominating guidelines and principles applicable to us.

The governance and nominating committee does not currently have a charter or written policy with regard to the nomination process or stockholder recommendations. The absence of such a policy does not mean, however, that a stockholder recommendation would not have been considered had one been received.

The governance and nominating committee will consider qualified director nominees recommended by stockholders when such recommendations are submitted in accordance with our bylaws and any applicable law, rule or regulation regarding director nominations. When submitting a nomination to the governance and nominating committee for consideration, a stockholder must provide certain information that would be required under applicable Commission rules, including the following minimum information for each director nominee: full name, age and address; principal occupation during the past five years; current directorships on publicly held companies and investment companies; number of shares of our common stock owned, if any; and, a written consent of the individual to stand for election if nominated by the board of directors and to serve if elected by the stockholders.

In evaluating director nominees, our governance and nominating committee considers the following factors:

•	the appropriate size and composition of our board of directors;

•	whether or not the person would be an “independent director” within the meaning of Rule 10A-3 under the Exchange Act and the rules of the American Stock Exchange;

•	our needs with respect to the particular talents and experience of our directors;

•	the knowledge, skills and experience of nominees in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the board of directors;

•	familiarity with national and international business matters;

•	experience with accounting rules and practices;

•	appreciation of the relationship of our business to the changing needs of society;

•	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members; and

•	all applicable laws, rules, regulations, and listing standards.

The board’s goal is to assemble a board of directors that brings a variety of perspectives and skills derived from high quality business and professional experience.

Other than the foregoing there are no stated minimum criteria for director nominees, although the governance and nominating committee may also consider such other factors as its members may deem are in the best interests of us and our stockholders. The governance and nominating committee also believes it appropriate for certain key members of our management to participate as members of the board of directors.

Our governance and nominating committee identifies nominees by first evaluating the current members of the board of directors willing to continue in service. Current members of the board of directors with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the board of directors with that of obtaining a new perspective. If any member of the board of directors does not wish to continue in service or if the board of directors decides not to re-nominate a member for re-election, the governance and nominating committee will identify the desired skills and experience of a new nominee in light of the criteria above. The entire board of directors is polled for suggestions as to individuals meeting the aforementioned criteria. Research may also be performed to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees although we reserve the right in the future to retain a third party search firm, if necessary.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees. We have filed a copy of our code of ethics as an exhibit to the registration statement of which this prospectus is a part. You may review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Act of 1934, the Company’s directors and executive officers, and any persons holding 10% or more of its common stock, are required to report their beneficial ownership and any changes therein to the Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2006 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Item 11.	Executive Compensation

Executive Officer and Director Compensation

Members of our management team, including our directors, have not received any cash or other compensation for services rendered to us to date. Commencing on August 24, 2006 through the acquisition of a target business, we have agreed to pay Marathon Management, LLC, an entity owned and controlled by Mr. Gross, a total of $7,500 per month for office space and administrative services, including secretarial support. This arrangement was agreed to by Marathon Management, LLC for our benefit and is not intended to provide Mr. Gross compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. No other director has a relationship with or interest in Marathon Management, LLC. For the year ended December 31, 2006, we paid Marathon Management, LLC a total of $30,000 pursuant to this arrangement.

Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any members of our management team, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. After a business combination, members of our management team, including our directors, who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Compensation Discussion and Analysis

We have not included a compensation discussion and analysis, as members of our management team, including our directors, have not received any cash or other compensation for services rendered to us during the year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2007, by:

•

each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the sponsor warrants or our other outstanding warrants, as these warrants are not exercisable within 60 days of March 28, 2007.

Name	Number of Shares	Percentage of Class(1)	Relationship to Us
Michael Gross(2)	9,225,000	23.0%	Chairman of the Board, Chief Executive Officer and Secretary
Adam Aron	50,000	*	Director
Irwin D. Simon	50,000	*	Director
Robert Sheft	50,000	*	Director
Executive officers and directors as a group	9,375,000	23.4%
Soros Strategic Partners LP/SFM Participation II, L.P./SFM AH LLC/Soros Fund Management LLC/George Soros/Robert Soros/Jonathan Soros(3)	3,750,000	9.4	Stockholder
623 5th Avenue 26th Floor New York, NY 10022
The Baupost Group, L.L.C./SAK Corporation/Seth A. Klarman(4)	3,130,400	7.8%	Stockholder
10 St. James Avenue Suite 2000 Boston, MA 02116
Satellite Fund II, L.P./Satellite Fund IV, L.P./Satellite Overseas Fund, Ltd./The Apogee Fund, Ltd./Satellite Overseas Fund V, Ltd./Satellite Overseas Fund VI, Ltd./Satellite Overseas Fund VIII, Ltd./Satellite Overseas Fund IX, Ltd./Satellite Asset Management, L.P./Satellite Fund Management LLC/Satellite Advisers, L.L.C. (5)	4,714,125	11.8%	Stockholder
623 Fifth Avenue 19th Floor New York, NY 10022
Sapling, LLC/Fir Tree Recovery Master Fund, L.P./Fir Tree, Inc.(56)	4,372,300	10.9%	Stockholder
505 Fifth Avenue 23rd Floor New York, NY 10017
Dorset Management Corporation/David M. Knott (7)	2,725,000	6.8%	Stockholder
485 Underhill Boulevard, Suite 205 Syosset, NY 11791
Oliveira Capital, LLC(8)	2,650,000	6.6%	Stockholder
18 Fieldstone Court New City, NY 10956
Brahman Capital Corp./Brahman Management, L.L.C./Peter A. Hochfelder/Robert J. Sobel/Mitchell A. Kuflik(9)	3,750,000	9.4%	Stockholder
655 Fifth Avenue 11th Floor New York, NY 10017

*	Represents less than one percent.
(1)	Based on a total of 40,035,850 shares of the Company’s common stock issued and outstanding on March 28, 2007.
(2)

Marathon Founders, LLC is the record holder of all of these shares. Marathon Founders, LLC is owned and controlled by Mr. Gross. As a result, Mr. Gross may be deemed to beneficially own the shares held by Marathon Founders, LLC.

(3)

Based upon information contained in the Schedule 13G filed February 14, 2007 by Soros Strategic Partners LP, SFM Participation II, L.P., SFM AH LLC, Soros Fund Management LLC, George Soros, Robert Soros and Jonathan Soros. Pursuant to the Schedule 13G, Soros Fund Management LLC is the managing member of Soros Strategic Partners LP, SFM Participation II, L.P. and SF AH LLC. In addition, pursuant to the Schedule 13G, SFM AH LLC is a general partner of both Soros Strategic Partners LP and SFM Participation II, L.P., and SFM Participation II, L.P. is a general partner of Soros Strategic Partners LP.

(4)

Based upon information contained in the Schedule 13G filed February 13, 2007 by The Baupost Group, L.L.C., SAK Corporation and Seth A. Klarman. Pursuant to the Schedule 13G, Mr. Klarman is the sole director of SAK Corporation, which serves as manager for The Baupost Group.

(5)

Based upon information contained in the Schedule 13G filed February 14, 2007 by Satellite Fund II, L.P., Satellite Fund IV, L.P., Satellite Overseas Fund, Ltd., The Apogee Fund, Ltd., Satellite Overseas Fund V, Ltd., Satellite Overseas Fund VI, Ltd., Satellite Overseas Fund VIII, Ltd., Satellite

Overseas Fund IX, Ltd., Satellite Asset Management, L.P., Satellite Fund Management LLC and Satellite Advisers, L.L.C. Pursuant to the Schedule 13G, Satellite Advisers, L.L.C. has discretionary trading authority over Satellite Fund II, L.P. and Satellite Fund IV, L.P., which collectively hold approximately 964,125 shares of our common stock. In addition, pursuant to the Schedule 13G, Satellite Asset Management, L.P. has discretionary investment trading authority over Satellite Overseas Fund, Ltd., The Apogee Fund, Ltd., Satellite Overseas Fund V, Ltd., Satellite Overseas Fund VI, Ltd., Satellite Overseas Fund VIII, Ltd. and Satellite Overseas Fund IX, Ltd., which collectively hold 3,750,000 shares of our common stock. The Schedule 13G lists Satellite Fund Management LLC as the general partner of Satellite Asset Management, L.P.

(6)

Based upon information contained in the Schedule 13G/A filed February 14, 2007 by Sapling, LLC, Fir Tree Recovery Master Fund, L.P. and Fir Tree, Inc. Sapling, LLC may direct the voting and disposition of 3,455,168 shares of our common stock and Fir Tree Recovery Master Fund, L.P. may direct the voting and disposition of 917,132 shares of our common stock. Pursuant to the Schedule 13G/A, Fir Tree, Inc. serves as the manager for both Sapling, LLC and Fir Tree Recovery Master Fund, L.P. Pursuant to the Schedule 13G/A, Jeffrey Tannenbaum is the president of Fir Tree, Inc.

(7)

Based upon information contained in the Schedule 13G/A filed February 14, 2007 by Dorset Management Corporation and David M. Knott. Pursuant to the Schedule 13G/A, Mr. Knott is the president of Dorset Management Corporation.

(8)	Based upon information contained in the Schedule 13G filed August 31, 2006 by Oliveira Capital, LLC. Pursuant to the Schedule 13G, Steven Oliveira is the managing member of Oliveira Capital, LLC.
(9)

Based upon information contained in the Schedule 13G filed September 1, 2006 by Brahman Capital Corp., Brahman Management, L.L.C., Peter A. Hochfelder, Robert J. Sobel and Mitchell A. Kuflik. Pursuant to the Schedule 13G, Brahman Management, L.L.C., Peter A. Hochfelder, Robert J. Sobel and Mitchell A. Kuflik may be deemed to be control persons of Brahman Capital Corp.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On May 11, 2006, Marathon Founders, LLC, an entity owned and controlled by Mr. Gross, and a current and former member of our board of directors, purchased 9,275,000, 50,000 and 50,000 shares of our common stock, respectively, for an aggregate purchase price of $25,000. Subsequently, the former member of our board of directors and Marathon Founders, LLC transferred 50,000 of their shares of our common stock to each of Irwin D. Simon and Robert Sheft, members of our board of directors. As of the date of this prospectus, Marathon Founders, LLC, Mr. Aron, Mr. Simon and Mr. Sheft own 9,225,000, 50,000, 50,000 and 50,000 shares of our common stock, respectively.

On May 11, 2006, Marathon Investors, LLC, an entity owned and controlled by Mr. Gross, purchased 5.5 million sponsor warrants, each exercisable for one share of our common stock, for an aggregate purchase price of $5.5 million.

The initial stockholders and Marathon Investors, LLC will be entitled to make up to two demands that we register the 9,375,000 shares and the 5,500,000 shares of common stock underlying the sponsor warrants, pursuant to an agreement signed in connection with our initial public offering. The initial stockholders and Marathon Investors, LLC may elect to exercise these registration rights at any time (i) after the expiration of the transfer restrictions relating to the shares of common stock and (ii) after the sponsor warrants become exercisable by their terms, in the case of such warrants and the underlying shares of common stock. In addition, the initial stockholders and Marathon Investors, LLC have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are no longer subject to such transfer restrictions or the sponsor warrants become exercisable. We will bear the expenses incurred in connection with the filing of any such registration statements.

We have agreed to pay Marathon Management, LLC, an entity owned and controlled by Mr. Gross, a monthly fee of $7,500 for office space and administrative services, including secretarial support. This arrangement is being agreed to by Marathon Management, LLC for our benefit and is not intended to provide Mr. Gross compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. For the year ended December 31, 2006, we paid Marathon Management, LLC a total of $30,000 pursuant to this arrangement.

Mr. Gross advanced $225,000 to us to cover expenses related to our initial public offering. This advance was non-interest bearing and unsecured and was repaid upon consummation of our initial public offering.

We will reimburse members of our management team for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. Subject to availability of proceeds not placed in the trust account and interest income of up to $3.9 million (subject to the tax holdback) on the balance in the trust account, there is no limit on the amount of out-of-pocket expenses that could be incurred. Our audit committee will review and approve all expense reimbursements made to members of our management team and any expense reimbursements payable to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and the interest income of up to $3.9 million on the balance of the trust account (subject to the tax holdback), such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination.

Other than the $7,500 per month administrative fees and reimbursable out-of-pocket expenses payable to members of our management team, no compensation or fees of any kind, including finders and consulting fees, will be paid to any members of our management team who owned our common stock prior to this offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

In the course of their other business activities, our management team may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Specifically, Mr. Gross, our chairman and chief executive officer, serves as co-chairman of the investment committee of Magnetar Financial LLC, an investment manager, and a senior partner in Magnetar Capital Partners LP, the holding company for Magnetar Financial LLC. In such capacities, Mr. Gross heads Magnetar Financial LLC’s credit and private investment business, which focuses primarily on debt securities. In addition, since March 2007, Mr. Gross has served as the chairman, chief executive officer and managing member of Solar Capital, LLC, a newly organized externally managed finance company focusing on debt and equity investments in leveraged companies, including middle-market companies. Mr. Gross, as well as other members of our management team, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

After a business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any member of our management team or their respective affiliates, including loans by members of our management team, will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors, to the extent we have independent directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Other Conflicts of Interest

You should also be aware of the following potential conflicts of interest:

•

Members of our management team are not required to commit their full time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities.

•

Members of our management team may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•

Since Messrs. Gross, Aron, Simon and Sheft will beneficially own shares of our common stock, which will be subject to the transfer restrictions described in this prospectus, they may have a conflict of interest in determining whether a particular target business is appropriate for us and our stockholders. The personal and financial interests of Messrs. Gross, Aron, Simon and Sheft may influence their motivation in identifying and selecting a target business, completing a business combination timely and securing the release of their stock.

•

In the event we elect to make a substantial down payment, or otherwise incur significant expenses, in connection with a potential business combination, our expenses could exceed the remaining proceeds not held in trust. Members of our management team may have a conflict of interest with respect to evaluating a particular business combination if we incur such excess expenses. Specifically, members of our management team may tend to favor potential business combinations with target businesses that offer to reimburse any expenses in excess of our available proceeds not held in trust as well as the interest income of up to $3.9 million earned on the trust account balance that may be released to us (subject to the tax holdback).

•

Members of our management team may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such members of our management team were included by a target business as a condition to any agreement with respect to a business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, members of our management team may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board of directors evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

Each member of our management team has, or may come to have, to a certain degree, other fiduciary obligations. Members of our management team have fiduciary obligations to other companies on whose board of directors they presently sit, or may have obligations to companies whose board of directors they may join in the future. To the extent that they identify business opportunities that may be suitable for us or other companies on whose board of directors they may sit, our directors will honor those fiduciary obligations. Accordingly, they may not present opportunities to us that come to their attention in the performance of their duties as directors of such other entities unless the other companies have declined to accept such opportunities or clearly lack the resources to take advantage of such opportunities.

Our initial stockholders have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to our initial public offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering. In connection with the vote required for any business combination, the initial stockholders and Marathon Investors, LLC have agreed to vote their respective shares of common stock acquired by them in the open market in or after this offering in favor of a business combination. As a result, the initial stockholders and Marathon Investors, LLC must vote shares acquired in or after this offering in favor of the proposed initial business combination with respect to those shares, and will therefore not be eligible to exercise conversion rights for those shares if our initial business combination is approved by a majority of our public stockholders. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in this offering exercise their conversion rights.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any members of our management team, unless we obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. that a business combination with such target business is fair to our stockholders from a financial point of view. Importantly, the receipt of such an opinion will only minimize potential conflicts of interest but not eliminate them. As a result, members of our management team will face conflicts in determining whether an affiliated target business is appropriate for us and our stockholders. We are not currently aware of any potential business combination opportunities with any such affiliated target business. We intend to review such affiliated target businesses when and if they are presented to us.

Director Independence

Our board of directors has determined that Messrs. Aron, Simon and Sheft are “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange.

Item 14.	Principal Accountant Fees and Services.

Eisner LLP (“Eisner”) is exclusively responsible for the opinion rendered in connection with its examination.

	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005
Audit and Accounting Fees	$42,000	N/A
Audit-Related Fees	$83,000	N/A
Tax Fees	$2,000	N/A
All Other Fees	—	N/A
Total Fees:	$127,000	N/A

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Eisner in connection with statutory and regulatory filings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Policy on Board Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The audit committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

In addition to retaining Eisner to audit our consolidated financial statements for the year ended December 31, 2006, we retained Eisner to provide tax preparation work in connection with prospective business combinations to us in our 2006 fiscal year. We understand the need for Eisner to maintain objectivity and independence in its audit of our financial statements.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Page
1. Financial Statements:

Index to Financial Statements	32

Report of Independent Registered Public Accounting Firm	33

Balance Sheet at December 31, 2006	34

Statement of Operations for the period from April 27, 2006 (inception) through December 31, 2006	35

Statement of Stockholders’ Equity for the period from April 27, 2006 (inception) through December 31, 2006	36

Statement of Cash Flows for the period from April 27, 2006 (inception) through December 31, 2006	37

Notes to Financial Statements	38

2. Financial Statement Schedule(s):

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3. Exhibits:

3.1	Amended and Restated Certificate of Incorporation *

3.2	By-laws **

4.1	Specimen Unit Certificate **

4.2	Specimen Common Stock Certificate **

4.3	Specimen Warrant Certificate **

4.4	Form of Warrant Agreement entered into by and between The Bank of New York and the Registrant ***

10.1	Form of Letter Agreement between the Registrant and each of Marathon Founders, LLC, Marathon Investors, LLC, and all of the directors and executive officers of the Registrant ****

10.2	Promissory Note, dated May 11, 2006, issued to Michael S. Gross*****

10.3	Letter Agreement between the Registrant and Marathon Management, LLC **

10.4	Form of Registration Rights Agreement among the Registrant, Marathon Investors, LLC, Marathon Founders, LLC and certain directors of the Registrant ****

10.5	Founders’ Unit Agreement among the Registrant and Marathon Founders, LLC and certain directors of the Registrant *****

10.6	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers **

10.7	Form of Investment Management Trust Account Agreement by and between the Registrant and The Bank of New York ****

10.8	Founder Warrant Purchase Agreement between the Registrant and Marathon Investors, LLC *****

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed in connection with Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on May 12, 2006.
**	Previously filed in connection with amendment no. 2 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on August 1, 2006.
***	Previously filed in connection with amendment no. 5 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on August 23, 2006.
****	Previously filed in connection with amendment no. 3 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on August 8, 2006.
*****	Previously filed in connection with amendment no. 1 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on June 29, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARATHON ACQUISITION CORP.

Date: March 30, 2007	/s/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 30, 2007	/s/ MICHAEL S. GROSS
Michael S. Gross Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial Officer)

Date: March 30, 2007	/s/ ADAM ARON
Adam Aron Director

Date: March 30, 2007	/s/ IRWIN D. SIMON
Irwin D. Simon Director

Date: March 30, 2007	/s/ ROBERT SHEFT
Robert Sheft Director