Form 10-Q
period 2007-03-31
Marathon Acquisition Corp.
filed 2007-05-15
CIK 1361652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2007.

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

(212) 993-1670

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐         Accelerated filer  ☐        Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of March 31, 2007 was 49,410,850.

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	F-1

	Statements of Operations for the three months ended March 31, 2007 and the period from April 27, 2006 (date of inception) through March 31, 2007 (Unaudited)	F-2

	Statements of Stockholders Equity for the period from April 27, 2006 (date of inception) through March 31, 2007	F-3

	Statements of Cash Flows for the three months ended March 31, 2007 and the period from April 27, 2006 (date of inception) through March 31, 2007 (Unaudited)	F-4

	Notes to Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6

Item 4.	Controls and Procedures	7

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 1A.	Risk Factors	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		21

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Reference is made to our financial statements and accompanying notes beginning on Page F-1 of this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of March 31, 2007, approximately $309.8 million was held in trust and we had approximately $3.3 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriters’ discounts and commissions). However, we may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target business or businesses.

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

Through March 31, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three months ended March 31, 2007, we earned approximately $3.9 million in interest income, of which, $2.5 million was received and approximately $1.4 million accrued as of March 31, 2007.

As of March 31, 2007, we had approximately $3.3 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The following table shows the total funds held in the trust account through March 31, 2007:

Net proceeds from our initial public offering and private placement of warrants to Marathon Investors, LLC placed in trust	$302,416,724
Deferred underwriters’ discounts and compensation	6,405,736
Total interest received to date	7,796,589
Less total interest disbursed to us for working capital through March 31, 2007	3,900,000
Less total taxes paid through March 31, 2007	2,930,000

Total funds held in trust account through March 31, 2007	$309,789,049

For the quarter ended March 31, 2007, we paid or incurred an aggregate of approximately $1,925,000 in expenses for the following purposes:

•	premiums associated with our directors and officers liability insurance;

•	payment of estimated income taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	payment of other state and local taxes and fees;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

We believe that we will have sufficient funds to allow us to operate through August 30, 2008, assuming that a business combination is not consummated during that time. Approximately $3,900,000 of working capital has been funded from the interest earned from the funds held in the trust account. Over this time period, we anticipate incurring expenses for the following purposes:

•	payment of premiums associated with our director’s and officer’s insurance;

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	payment of other state and local taxes and fees;

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous expenses.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize, in our condensed financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. We have evaluated our tax positions and determined that the adoption of this pronouncement did not have a material impact on our financial position or results of operations.

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

Net income per common share

Basic net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed similar to basic net income per share, but includes the dilutive effect of shares issued pursuant to the Company’s outstanding warrants which are exercisable on the later of (i) the completion of a business combination or (ii) fifteen months after consummation of the Company’s initial public offering.

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

As of March 31, 2007, approximately $309.8 million (excluding approximately $6.4 million of deferred underwriting discounts and commissions) was held in trust for the purposes of consummating a business combination. The proceeds held in trust (including approximately $6.4 million of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States. As of March 31, 2007, the effective annualized interest rate payable on our investment was approximately 5.04%. Assuming no other changes to our holdings as of March 31, 2007, a 1% decrease in the underlying interest rate payable on our investment as of March 31, 2007 would result in a decrease of approximately $774,473 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on April 27, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures.

As of March 31, 2007, we, including our chief executive officer, who also serves as our principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective in timely alerting management of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a recently formed development stage company with limited operating results. Because we lack an established operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target businesses concerning a business combination and may be unable to complete a business combination. We will not generate any revenues from operations until after completing a business combination. If we expend all of the funds not held in trust and interest income earned of $3.9 million on the balance of the trust account that has been released to us to fund our working capital requirements (subject to the tax holdback) in seeking a business combination but fail to complete such a combination, we will never generate any operating revenues.

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

Our placing of funds in trust may not protect those funds from third party claims against us. Pursuant to Delaware General Corporation Law Sections 280 and 281, upon our dissolution we will be required to pay or make reasonable provision to pay all of our claims and obligations, including all contingent, conditional, or unmatured claims. These amounts must be paid or provided for before we make any distributions to our stockholders. While we intend to pay such amounts, if any, from the interest on the trust account available to us for working capital, we cannot assure you those funds will be sufficient to cover such claims and obligations. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements, or if executed, that such waivers will be enforceable or otherwise prevent potential contracted parties from making claims against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and, as a result, the actual Liquidation Price could be less than the Liquidation Price based upon the proceeds of our initial public offering and the concurrent private placement of the sponsor warrants placed in the trust account, without taking into account interest earned on the trust account subsequent to our initial public offering, due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, Mr. Gross will be personally liable for ensuring that the proceeds in the trust account are not reduced by the claims of any third party if such third party does not execute a waiver of its rights, title, interest or claim of any kind in or to the trust account, but only to the extent any claims made against the trust account and the payment of such debts or obligations actually reduces the amount in the trust account. However, we cannot assure you that Mr. Gross will be able to satisfy those obligations. Based on the information in his director and officer questionnaire provided to us in connection with our initial public offering as well as the representations as to his accredited investor status (as such term is defined in Regulation D under the Securities Act), we currently believe that Mr. Gross is of substantial means and capable of funding his indemnity obligations, even though we have not asked him to reserve for such an eventuality. However, we cannot assure you Mr. Gross will be able to satisfy those obligations. We believe the likelihood of Mr. Gross having to indemnify the trust account is limited because we intend to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claims of any kind in or to monies held in the trust account.

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

Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them. Accordingly, the actual per share amount distributed from the trust account to our public stockholders could be significantly less than expected Liquidation Price, without taking into account interest earned on the trust account subsequent to our initial public offering (net of taxes payable on interest income on the funds in the trust account and interest income of $3.9 million on the trust account balance previously released to us to fund our working capital requirements, including the costs of our dissolution and liquidation). Any claims by creditors could cause additional delays in the distribution of trust funds to the public stockholders beyond the time periods required to comply with Delaware General Corporation Law procedures and federal securities laws and regulations.

Since we have not yet selected a particular industry or any target business with which to complete a business combination, you will be unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in the United States, Western Europe or elsewhere in the world in any industry we choose and we are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business or businesses with which we may ultimately enter a business combination. Although the members of our management team will evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risks present in that target business. Even if we properly assess those risks, some of them may be outside of our control or ability to affect.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 249,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2007, there were 154,053,300 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, including the sponsor warrants) and all of the 1,000,000 shares of preferred stock available for issuance. We have no current commitments to issue any additional securities. We may issue a substantial number of additional shares of our common stock or may issue preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. Our issuance of additional shares of common stock or any preferred stock:

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

If we do not complete a business combination within 18 months after the consummation of our initial public offering (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle or definitive agreement is executed within 18 months after the consummation of our initial public offering and the business combination relating thereto is not consummated within such 18-month period), we will dissolve and distribute to our public stockholders an amount equal to the amount in the trust account, including (i) all accrued interest, net of income taxes payable on such interest and interest of $3.9 million on the trust account balance previously released to us to fund our working capital requirements, including the costs of our dissolution and liquidation, and (ii) all deferred underwriting discounts and commissions plus any remaining assets. Under Delaware law, creditors of a corporation have a superior right to stockholders in the distribution of assets upon dissolution. Consequently, if the trust account is dissolved and paid out prior to all creditors being paid on their claims, stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

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

Unless we complete a business combination, members of our management team will not receive reimbursement for any out-of-pocket expenses they incur if such expenses exceed the amount not in the trust account and interest income of $3.9 million on the trust account balance previously released to us to fund our working capital requirements. Therefore, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Members of our management team will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not in the trust account and interest income of $3.9 million on the trust account balance previously released to us to fund our working capital requirements, unless the business combination is consummated. Members of our management team may, as part of any such combination, negotiate the repayment of some or all of any such expenses. If the target business’ owners do not agree to such repayment, this could cause our management team to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interests of members of our management team could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

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

As described above, we plan to acquire a business or businesses located inside or outside the United States. If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following a business combination. The additional risks we may be exposed to in these cases include but are not limited to:

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

As of March 31, 2007, we have paid or incurred an aggregate of approximately $4,532,000 in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	payment of other state and local taxes and fees;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

As of March 31, 2007, after giving effect to our initial public offering and our operations subsequent thereto, including our withdrawal of approximately $3.9 million of the interest earned on the funds held in the trust account through March 31, 2007, approximately $309.8 million was held in trust and we had approximately $3.3 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the quarter ended March 31, 2007.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation *

3.2	By-laws **

4.1	Specimen Unit Certificate **

4.2	Specimen Common Stock Certificate **

4.3	Specimen Warrant Certificate **

4.4	Form of Warrant Agreement entered into by and between The Bank of New York and the Registrant ***

10.1	Form of Letter Agreement between the Registrant and each of Marathon Founders, LLC, Marathon Investors, LLC, and all of the directors and executive officers of the Registrant ****

10.2	Promissory Note, dated May 11, 2006, issued to Michael S. Gross*****

10.3	Letter Agreement between the Registrant and Marathon Management, LLC **

10.4	Form of Registration Rights Agreement among the Registrant, Marathon Investors, LLC, Marathon Founders, LLC and certain directors of the Registrant ****

10.5	Founders’ Unit Agreement among the Registrant and Marathon Founders, LLC and certain directors of the Registrant *****

10.6	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers **

10.7	Form of Investment Management Trust Account Agreement by and between the Registrant and The Bank of New York ****

10.8	Founder Warrant Purchase Agreement between the Registrant and Marathon Investors, LLC *****

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed in connection with Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on May 12, 2006.

**	Previously filed in connection with amendment no. 2 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on August 1, 2006.

***	Previously filed in connection with amendment no. 5 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on August 23, 2006.

****	Previously filed in connection with amendment no. 3 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on August 8, 2006.

*****	Previously filed in connection with amendment no. 1 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on June 29, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007	MARATHON ACQUISITION CORP.

	By:	/s/ Michael S. Gross
Michael S. Gross Chief Executive Officer (Principal Financial Officer)

MARATHON ACQUISITION CORP.

(a development stage company)

BALANCE SHEETS

	March 31, 2007 (unaudited)	December 31, 2006

ASSETS
Current assets:
Cash	$3,252,628	$1,370,943
Prepaid expenses	109,314	181,304
Interest receivable	1,350,187	1,333,770

Total current assets	4,712,129	2,886,017

Cash held in trust account	309,789,049	308,608,131
Deferred tax asset	324,441	193,441

Total assets	$314,825,619	$311,687,589

LIABILITIES STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$216,713	$215,316
Income tax payable	1,216,399	66,398
Deferred underwriting discounts and commissions	6,405,736	6,405,736

Total current liabilities	7,838,848	6,687,450

Common stock, subject to possible conversion 8,003,166 shares at $7.72 per share	61,795,116	61,795,116

Interest income attributable to common stock subject to possible conversion (net of income taxes of $182,817 at March 31, 2007)	221,646	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	0	0
Common stock, $0.0001 par value, 249,000,000 shares authorized; 49,410,850 shares issued and outstanding (which includes 8,003,166 shares subject to possible conversion)	4,942	4,942
Additional paid-in capital	240,553,066	240,553,066
Retained earnings accumulated during the development stage	4,412,001	2,647,015

Total stockholders’ equity	244,970,009	243,205,023

Total liabilities and stockholders’ equity	$314,825,619	$311,687,589

See accompanying notes to financial statements

MARATHON ACQUISITION CORP.

(a development stage company)

Statements of Operations

For the three months ended March 31, 2007 and from April 27, 2006 (inception) through March 31, 2007

(unaudited)

	Three months ended March 31, 2007	April 27, 2006 (inception) through March 31, 2007
Formation, general and administrative costs	$286,275	$710,232

Loss from operations	(286,275)	(710,232)
Other income - interest	3,911,907	9,165,837

Income before provision for taxes	3,625,632	8,455,605
Provision for income taxes	(1,639,000)	(3,821,958)

Net income	1,986,632	4,633,647

Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $182,817)	(221,646)	(221,646)

Net income attributable to common stock not subject to possible conversion	1,764,986	4,412,001

Net income per share:
Basic	$0.04
Diluted	0.03

Weighted average shares outstanding:
Basic	49,410,850
Diluted	58,686,048
Net income per share attributable to common stock not subject to conversion:
Basic	$0.04
Diluted	0.03

Weighted average shares outstanding not subject to conversion:
Basic	41,407,687
Diluted	50,682,881

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

Statements of Stockholders’ Equity

For the period from April 27, 2006 (inception) through March 31, 2007

	Common Stock		Additional Paid-In Capital	Earnings Accumulated in the Development Stage	Stockholders’ Equity
	Shares	Amount
Issuance of common stock to initial stockholders	9,375,000	$938	$24,062	$—	$25,000
Sale of 40,035,850 units, net of underwriters’ discount and offering expenses (including 8,003,166 shares subject to possible conversion)	40,035,850	4,004	296,824,120	—	296,828,124
Sale of private placement warrants	—	—	5,500,000	—	5,500,000
Net proceeds subject to possible conversion of 8,003,166 shares	—	—	(61,795,116)	—	(61,795,116)
Net income	—	—	—	2,647,015	2,647,015

Balance at December 31, 2006	49,410,850	$4,942	$240,553,066	$2,647,015	$243,205,023
Accretion of trust account relating to common stock subject to possible conversion	—	—	—	(221,646)	(221,646)
Net income	—	—	—	1,986,632	1,986,632

Balance at March 31, 2007 (unaudited)	49,410,850	$4,942	$240,553,066	$4,412,001	$244,970,009

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

Statements of Cash Flows

For the three months ended March 31, 2007 and for the period from April 27, 2006 (inception) through March 31, 2007

(unaudited)

	Three months ended March 31, 2007	April 27, 2006 (inception) through March 31, 2007
Cash flows from operating activities
Net income	$1,986,632	$4,633,647
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income taxes	(131,000)	(324,441)
Changes in:
Prepaid expenses	71,990	(109,314)
Accrued expenses	1,397	216,713
Income tax payable	1,150,001	1,216,399

Net cash provided by operating activities	3,079,020	5,633,004

Cash flows from investing activities
Cash held in trust account	(1,180,918)	(309,789,049)

Interest receivable	(16,417)	(1,350,187)
Net cash used by investing activities	(1,197,335)	(311,139,236)

Cash flows from financing activities
Proceeds from note payable to stockholder	—	225,000
Repayment of note to stockholder	—	(225,000)
Proceeds from public offering, net	—	303,233,860
Proceeds from issuance of warrants	—	5,500,000
Proceeds from issuance of securities to initial shareholders	—	25,000

Net cash provided by financing activities	—	308,758,860

Net (decrease) increase in cash	1,881,685	3,252,628
Cash — beginning of period	1,370,943	—

Cash — end of period	$3,252,628	$3,252,628

Non-cash financing activities
Deferred underwriting discounts and commissions		6,405,736
Cash paid for income taxes	620,000	2,930,000

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2007 (Unaudited)

Note 1 — Organization and Nature of Business Operations

Marathon Acquisition Corp. (the “Company”) was incorporated in Delaware on April 27, 2006 as a blank check company whose objective is to acquire, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more currently unidentified operating business or businesses. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. All activity through March 31, 2007 relates to the company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses described below and Note 3. At March 31, 2007, the Company had not commenced any operations. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Offering and the Over-Allotment Option Exercise by the underwriters, approximately $308,800,000 was placed in a trust account invested until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the liquidation of the Company. The amount placed in the trust account consisted of the proceeds of this offering and the concurrent private placement of warrants discussed in Note 4 as well as approximately $6.4 million of deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside of the trust account as well as the interest income of $3.9 million earned on the trust account balance that has been released to the Company may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

If a Business Combination is approved and completed Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including any interest earned on their pro rata portion of the trust account, net of income taxes payable thereon, and net of any interest income of $3.9 million on the balance of the trust account previously released to the Company to fund its working capital requirements (subject to the tax holdback). Public Stockholders who exercise their conversion rights will continue to have the right to exercise any Warrants they may hold. It is important to note that voting against a Business Combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account, which only occurs when the stockholder exercises the conversion rights described above.

During the quarter ended March 31, 2007, the Company earned enough interest on a cumulative basis to begin accreting interest income to the common stock subject to possible conversion. Accordingly, the Company accreted approximately $222,000 of interest, net of taxes, to the common stock subject to possible conversion for the three months ended March 31, 2007 and for the period from April 27, 2006 (inception) through March 31, 2007.

In the event that the Company does not effect a Business Combination within 18 months after consummation of the Offering (or within 24 months from the consummation of the Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the Offering and the Business Combination has not yet been consummated within such 18 month period.), the Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account, including accrued interest, less any income taxes payable on interest income and any interest income of $3.9 million on the balance of the trust account previously released to the Company to fund its working capital requirements, including the costs of the Company’s dissolution and liquidation (subject to the tax holdback), plus any remaining net assets. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note 3.)

Note 2 — Summary of Significant Accounting Policies

[a] Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The trust assets are invested in one or more money market funds.

[b] Net income per share:

Basic net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed similar to basic net income per share, but includes the dilutive effect of shares issued pursuant to the Company’s outstanding warrants which are exercisable on the later of (i) the completion of a business combination or (ii) fifteen months after consummation of the Company’s initial public offering.

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

[f] Recent accounting developments:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. The Company does not expect that the adoption of SFAS 157 will have a material impact on its financial statements.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize, in our condensed financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. We have evaluated our tax positions and the adoption of this pronouncement did not have a material impact on our financial position or results of operations.

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

On September 27, 2006 the Company sold an additional 2,535,850 Units pursuant to the Over-Allotment Option Exercise.

As of March 31, 2007, after giving effect to the Company’s withdrawals for tax purposes and for working capital subsequent to completion of its initial public offering, approximately $309,789,000 was held in trust and the Company had approximately $3,253,000 of unrestricted cash available to us for its activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliate of the Company’s chairman, chief executive officer and secretary. Services will commence on the completion of the Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. Through March 31, 2007, the Company had paid approximately $22,500 for the three months ended March 31, 2007 and $52,500 for the period from April 27, 2006 (inception) through March 31, 2007, respectively, in accordance with this agreement.

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

Note 7 — Income Taxes

The Company’s provision for income taxes consists of:

	March 31, 2007 (unaudited)	April 27,2006 (inception) through March 31,2007
Current
Federal	$1,171,000	$2,744,701
State	599,000	1,401,698

Total current	1,770,000	4,146,399
Deferred	(131,000)	(324,441)

Provision for income taxes	$1,639,000	$3,821,958

The difference between the actual income tax expense and that computed by applying the U.S. federal income tax rate of 35% to pretax income from operations is summarized below:

Computed expected tax expense	35.0%
State and local income taxes net of federal benefit	10.2%

Effective tax rate	45.2%

The Company is considered in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer certain expenses for tax purposes. Therefore, the Company has recorded through March 31, 2007 a deferred income tax asset of $324,441. The Company believes that it is more likely than not that it will be able to realize this deferred tax asset in the future and, therefore, it has not provided a valuation allowance against this deferred tax asset.

The Company adopted the provisions of FIN 48 effective January 1, 2007. The impact of adoption was not material to the Company’s consolidated financial position or results of operations. The Company has not filed its initial federal, state, or local income tax returns. These returns are due to be filed in September 2007.