Form 10-Q
period 2007-06-30
Marathon Acquisition Corp.
filed 2007-08-14
CIK 1361652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ .

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

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of August 13, 2007 was 49,410,850.

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	F-1

	Statements of Operations for the three months ended June 30, 2007, from April 27, 2006 (inception) through June 30, 2006, for the six months ended June 30, 2007 and from April 27, 2006 (inception) through June 30, 2007 (Unaudited)	F-2

	Statements of Stockholders Equity for the period from April 27, 2006 (inception) through June 30, 2007 (Unaudited)	F-3

	Statements of Cash Flows for the six months ended June 30, 2007, for the period from April 27, 2006 (inception) through June 30, 2006 and for the period from April 27, 2006 (date of inception) through June 30, 2007 (Unaudited)	F-4

	Notes to Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6

Item 4.	Controls and Procedures	6

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 1A.	Risk Factors	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Reference is made to our financial statements and accompanying notes beginning on Page F-1 of this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of June 30, 2007, approximately $310.7 million was held in trust and we had approximately $3.0 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

Through June 30, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three months and six months ended June 30, 2007, we earned approximately $3.9 and $7.8 million, respectively, in interest income, of which, $6.6 million was received and approximately $1.2 million accrued as of June 30, 2007.

As of June 30, 2007, we had approximately $3.0 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The following table shows the total funds held in the trust account through June 30, 2007:

Net proceeds from our initial public offering and private placement of warrants to Marathon Investors, LLC placed in trust	$302,416,724
Deferred underwriters’ discounts and compensation	6,405,736
Total interest received to date	11,768,934
Less total interest disbursed to us for working capital through June 30, 2007	3,900,000
Less total taxes paid through June 30, 2007	6,037,744

Total funds held in trust account through June 30, 2007	$310,653,650

For the three months and six months ended June 30, 2007, we paid or incurred an aggregate of approximately $3,393,752 and $6,893,137, respectively, in expenses for the following purposes:

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

We believe that we will have sufficient funds to allow us to operate through August 31, 2008, assuming that a business combination is not consummated during that time. Approximately $3,900,000 of working capital has been funded from the interest earned from the funds held in the trust account. Over this time period, we anticipate incurring expenses for the following purposes:

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

There is no assurance that the Company’s plans to consummate a business combination will be successful or successful within the target business acquisition period. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Income taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is provided based on the Company’s assessment of the realizability of the deferred tax asset.

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

As of June 30, 2007, approximately $310.7 million (excluding approximately $6.4 million of deferred underwriting discounts and commissions) was held in trust for the purposes of consummating a business combination. The proceeds held in trust (including approximately $6.4 million of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States. As of June 30, 2007, the effective annualized interest rate payable on our investment was approximately 4.9%. Assuming no other changes to our holdings as of June 30, 2007, a 1% decrease in the underlying interest rate payable on our investment as of June 30, 2007 would result in a decrease of approximately $776,634 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on April 27, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures.

As of June 30, 2007, we, including our chief executive officer, who also serves as our principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective in timely alerting management of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a recently formed development stage company with limited operating results. Because we lack an established operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target businesses concerning a business combination and may be unable to complete a business combination. We will not generate any revenues from operations until after completing a business combination. If we expend all of the funds not held in trust and interest income earned of $3.9 million on the balance of the trust account that has been released to us to fund our working capital requirements in seeking a business combination but fail to complete such a combination, we will never generate any operating revenues.

We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate.

We must complete a business combination with a fair market value of at least 80% of the balance of the trust account at the time of the business combination (excluding deferred underwriting discounts and commissions of approximately $6.4 million) within 18 months after the consummation of our initial public offering (February 29, 2008) (or within 24 months after the consummation of our initial public offering (August 31, 2008) if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the consummation of our initial public offering and the business combination relating thereto has not yet been consummated within such 18-month period). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 249,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2007, there were 154,053,300 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, including the sponsor warrants) and all of the 1,000,000 shares of preferred stock available for issuance. We have no current commitments to issue any additional securities. We may issue a substantial number of additional shares of our common stock or may issue preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. Our issuance of additional shares of common stock or any preferred stock:

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

If we do not complete a business combination within 18 months after the consummation of our initial public offering (February 29, 2008) (or within 24 months after the consummation of our initial public offering (August 31, 2008) if a letter of intent, agreement in principle or definitive agreement is executed within 18 months after the consummation of our initial public offering and the business combination relating thereto is not consummated within such 18-month period), we will dissolve and distribute to our public stockholders an amount equal to the amount in the trust account, including (i) all accrued interest, net of income taxes payable on such interest and interest of $3.9 million on the trust account balance previously released to us to fund our working capital requirements, including the costs of our dissolution and liquidation, and (ii) all deferred underwriting discounts and commissions plus any remaining assets. Under Delaware law, creditors of a corporation have a superior right to stockholders in the distribution of assets upon dissolution. Consequently, if the trust account is dissolved and paid out prior to all creditors being paid on their claims, stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

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

We will promptly adopt a plan of dissolution and liquidation and initiate procedures for our dissolution and liquidation if we do not effect a business combination within 18 months after consummation of our initial public offering (February 29, 2008) (or within 24 months after the consummation of our initial public offering (August 31, 2008) if a letter of intent, agreement in principle, or definitive agreement has been executed within 18 months after consummation of our initial public offering and the business combination related thereto has not yet been consummated within such 24-month period). However, pursuant to Delaware law, our dissolution requires the affirmative vote of stockholders owning a majority of our then outstanding common stock. Soliciting the vote of our stockholders will require the preparation of preliminary and definitive proxy statements, which will need to be filed with the SEC and could be subject to its review. This process could take a substantial amount of time ranging from 40 days to several months.

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

On August 30, 2006, we consummated our initial public offering of 37,500,000 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock, and received proceeds of approximately $279,000,000, net of underwriting discounts and commissions of approximately $21,000,000 (including approximately $6,400,000 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination).

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

As of June 30, 2007, we have paid or incurred an aggregate of approximately $6,893,137 in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	payment of other state and local taxes and fees;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

As of June 30, 2007, after giving effect to our initial public offering and our operations subsequent thereto, including our withdrawal of approximately $3.9 million of the interest earned on the funds held in the trust account through June 30, 2007, approximately $310.7 million was held in trust and we had approximately $3.0 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the quarter ended June 30, 2007.

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

Date: August 14, 2007	MARATHON ACQUISITION CORP.

	By:	/s/ Michael S. Gross
Michael S. Gross Chief Executive Officer (Principal Financial Officer)

MARATHON ACQUISITION CORP.

(a development stage company)

BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash	$3,032,274	$1,370,943
Prepaid expenses and income taxes	263,066	181,304
Interest receivable	1,259,996	1,333,770

Total current assets	4,555,336	2,886,017

Cash held in trust account	310,653,650	308,608,131
Deferred tax asset	—	193,441

Total assets	$315,208,986	$311,687,589

LIABILITIES STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$178,300	$215,316
Income tax payable	85,701	66,398
Deferred underwriting discounts and commissions	6,405,736	6,405,736

Total current liabilities	6,669,737	6,687,450

Common stock, subject to possible conversion 8,003,166 shares at $7.72 per share	61,795,116	61,795,116

Interest income attributable to common stock subject to possible conversion (net of income taxes of $531,258 at June 30, 2007)	644,091	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	0	0
Common stock, $0.0001 par value, 249,000,000 shares authorized; 49,410,850 shares issued and outstanding (which includes 8,003,166 shares subject to possible conversion)	4,942	4,942
Additional paid-in capital	240,553,066	240,553,066
Retained earnings accumulated during the development stage	5,542,034	2,647,015

Total stockholders’ equity	246,100,042	243,205,023

Total liabilities and stockholders’ equity	$315,208,986	$311,687,509

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2007, for the period from April 27, 2006 (inception) through June 30, 2006, for the six months ended June 30, 2007 and for the period from April 27, 2006 (inception) through June 30, 2007

(unaudited)

	Three months ended June 30, 2007	April 27, 2006 (inception) through June 30, 2006	Six months ended June 30, 2007	April 27, 2006 (inception) through June 30, 2007
Formation, general and administrative costs	$286,948	$1,000	$573,224	$997,180
Loss from operations	(286,948)	(1,000)	(573,224)	(997,180)
Other income - interest	3,913,426	0	7,825,334	13,079,262

Income before provision for taxes	3,626,478	(1,000)	7,252,110	12,082,082
Provision for income taxes	(2,074,000)	0	(3,713,000)	(5,895,957)

Net income	1,552,478	(1,000)	3,539,110	6,186,125

Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $348,711 and $531,258)	(422,445)		(644,091)	(644,091)

Pro forma net income attributable to common stock not subject to possible conversion	1,130,033	(1,000)	2,895,019	5,542,034

Net income per share:
Basic	$0.03	$(0.00)	$0.07
Diluted	0.03	(0.00)	0.06

Weighted average shares outstanding:
Basic	49,410,850	9,375.000	49,410,850
Diluted	59,376,228	9,375.000	59,040,018

Pro forma net income per share attributable to common stock not subject to conversion:
Basic	$0.03	$(0.00)	$0.07
Diluted	0.02	(0.00)	0.06

Pro forma weighted average shares outstanding not subject to conversion:
Basic	41,407,687	9,375.000	41,407,687
Diluted	51,373,062	9,375.000	51,036,852

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from April 27, 2006 (inception) through June 30, 2007

	Common Stock		Additional Paid-In Capital	Earnings Accumulated in the Development Stage	Stockholders’ Equity
	Shares	Amount
Issuance of common stock to initial stockholders	9,375,000	$938	$24,062	$—	$25,000
Sale of 40,035,850 units, net of underwriters’ discount and offering expenses (including 8,003,166 shares subject to possible conversion)	40,035,850	4,004	296,824,120	—	296,828,124
Sale of private placement warrants	—	—	5,500,000	—	5,500,000
Net proceeds subject to possible conversion of 8,003,166 shares	—	—	(61,795,116)	—	(61,795,116)
Net income	—	—	—	2,647,015	2,647,015

Balance at December 31, 2006	49,410,850	$4,942	$240,553,066	$2,647,015	$243,205,023
Accretion of trust account relating to common stock subject to possible conversion	—	—	—	(644,091)	(644,091)
Net income	—	—	—	3,539,110	3,539,110

Balance at June 30, 2007 (unaudited)	49,410,850	$4,942	$240,553,066	$5,542,034	$246,100,042

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2007, for the period from April 27, 2006 (inception) through June 30, 2006, and for the period from April 27, 2006 (inception) through June 30, 2007

(unaudited)

	Six months ended June 30, 2007	April 27, 2006 (inception) through June 30, 2006	April 27, 2006 (inception) through June 30, 2007
Cash flows from operating activities
Net income (loss)	$3,539,110	$(1,000)	$6,186,125
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income taxes	193,440
Changes in:
Prepaid expenses	(81,762)		(263,066)
Accrued expenses	(37,015)	1,000	178,300
Income tax payable	19,303		85,701

Net cash provided by operating activities	3,633,076	0	6,187,060

Cash flows from investing activities
Cash held in trust account	(2,045,519)		(310,653,650)

Interest receivable	73,774		(1,259,996)
Net cash used by investing activities	(1,971,745)		(311,913,646)

Cash flows from financing activities
Proceeds from note payable to stockholder		225,000	225,000
Repayment of note to stockholder			(225,000)
Proceeds from public offering, net			303,233,860
Accrued offering costs		240,148
Proceeds from issuance of warrants			5,500,000
Deferred offering costs		(313,958)
Proceeds from issuance of securities to initial shareholders		25,000	25,000

Net cash provided by financing activities		176,190	308,758,860

Net increase in cash	1,661,331	176,190	3,032,274
Cash — beginning of period	1,370,943

Cash — end of period	3,032,274	176,190	3,032,274

Non-cash financing activities
Deferred underwriting discounts and commissions			6,405,736
Cash paid for income taxes	3,726,804		6,037,744

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2007 (Unaudited)

Note 1 — Organization and Nature of Business Operations

Marathon Acquisition Corp. (the “Company”) was incorporated in Delaware on April 27, 2006 as a blank check company whose objective is to acquire, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more currently unidentified operating business or businesses. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. All activity through June 30, 2007 relates to the company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses described below and Note 3. At June 30, 2007, the Company had not commenced any operations. The Company has selected December 31 as its fiscal year end.

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

If a Business Combination is approved and completed Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including any interest earned on their pro rata portion of the trust account, net of income taxes payable thereon, and net of any interest income of $3.9 million on the balance of the trust account previously released to the Company to fund its working capital requirements. Public Stockholders who exercise their conversion rights will continue to have the right to exercise any warrants they may hold. It is important to note that voting against a Business Combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account, which only occurs when the stockholder exercises the conversion rights described above.

During the quarter ended March 31, 2007, the Company earned enough interest on a cumulative basis to begin accreting interest income to the common stock subject to possible conversion. Accordingly, the Company accreted approximately $422,445 and $644,091 of interest, net of taxes, to the common stock subject to possible conversion, respectively, for the three months and six months ended June 30, 2007, and $644,091, net of taxes for the period from April 27, 2006 (inception) through June 30, 2007.

In the event that the Company does not effect a Business Combination within 18 months after consummation of the Offering (or within 24 months from the consummation of the Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the Offering and the Business Combination has not yet been consummated within such 18 month period.), the Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account, including accrued interest, less any income taxes payable on interest income and any interest income of $3.9 million on the balance of the trust account previously released to the Company to fund its working capital requirements, including the costs of the Company’s dissolution and liquidation, plus any remaining net assets. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the price per share in the Offering (assuming no value is attributed to the warrants contained in the Units in the Offering discussed in Note 3.)

The Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

On September 27, 2006 the Company sold an additional 2,535,850 Units pursuant to the Over-Allotment Option Exercise.

As of June 30, 2007, after giving effect to the Company’s withdrawals for tax purposes and for working capital subsequent to completion of its initial public offering, approximately $310,654,000 was held in trust and the Company had approximately $3,032,000 of unrestricted cash available to us for its activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliate of the Company’s chairman, chief executive officer and secretary. Services will commence on the completion of the Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. Through June 30, 2007, the Company had paid approximately $22,500 and $45,000 for the three months and six months ended June 30, 2007, respectively, and $75,000 for the period from April 27, 2006 (inception) through June 30, 2007, respectively, in accordance with this agreement.

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

Note 7 — Income Taxes

The Company’s provision for income taxes consists of:

	Three Months Ended June 30, 2007	Six months Ended June 30, 2007	April 27, 2006 (inception) through June 30, 2007
Current
Federal	$1,151,000	$2,321,000	$3,894,675
State	599,000	1,199,000	2,001,282

Total current	1,750,000	3,520,000	5,895,957
Deferred	324,000	193,000

Provision for income taxes	$2,074,000	$3,713,000	$5,895,957

The difference between the actual income tax expense and that computed by applying the U.S. federal income tax rate of 35% to pretax income from operations is summarized below:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Computed expected tax expense	35.0%	35.0%
State and local income taxes net of federal benefit	13.2%	9.9%
Change in valuation allowance	8.9%	6.3%

Effective tax rate	57.2%	51.2%

The Company is considered in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer certain expenses for tax purposes. Therefore, the Company has recorded through June 30, 2007 a deferred income tax asset of $455,441. During the quarter ended June 30, 2007 the Company concluded that it does not believe that it is more likely than not that it will be able to realize this deferred tax asset in the future and, therefore, it has not provided a valuation allowance against 100% of this deferred tax asset as of June 30, 2007.

The Company adopted the provisions of FIN 48 effective January 1, 2007. The impact of adoption was not material to the Company’s consolidated financial position or results of operations.