Form 10-Q
period 2007-09-30
Marathon Acquisition Corp.
filed 2007-11-14
CIK 1361652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2007.

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

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of November 13, 2007 was 49,410,850.

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	F-1

	Statements of Operations (unaudited) for the three months ended September 30, 2007 and September 30, 2006, for the nine months ended September 30, 2007, and for the periods from April 27, 2006 (inception) through September 30, 2006 and September 30, 2007	F-2

	Statements of Stockholders’ Equity for the period from April 27, 2006 (inception) through September 30, 2007 (unaudited)	F-3

	Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007, and for the periods from April 27, 2006 (inception) through September 30, 2006 and September 30, 2007	F-4

	Notes to Financial Statements (unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6

Item 4.	Controls and Procedures	6

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 1A.	Risk Factors	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Reference is made to our financial statements and accompanying notes beginning on Page F-1 of this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On August 30, 2006, we consummated a private placement of warrants to Marathon Investors, LLC, an entity owned and controlled by our chief executive officer, for an aggregate purchase price of $5.5 million. On August 30, 2006, we consummated our initial public offering of 37,500,000 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock, and received proceeds of approximately $279,000,000, net of underwriting discounts and commissions of approximately $21,000,000 (including approximately $6,000,000 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). In addition, on September 22, 2006 the underwriters for our initial public offering exercised their over-allotment option, which closed on September 27, 2006, generating proceeds of approximately $18,867,000, net of underwriting discounts and commissions of approximately $1,420,000 (including approximately $400,000 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). We incurred additional offering expenses of approximately $1,039,000, which have been charged to additional paid in capital.

As of September 30, 2007, approximately $312.5 million was held in trust and we had approximately $2.7 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

Through September 30, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three months and nine months ended September 30, 2007, we earned approximately $3.8 and $11.6 million, respectively, in interest income, of which, $10.4 million was received and approximately $1.2 million accrued as of September 30, 2007. This represents an increase in investment income of approximately $2.5 million from the three months ended September 30, 2006 and approximately $10.3 million from the period from April 27, 2006 (inception) through September 30, 2006, reflecting the completion of our initial public offering in August 2006.

As of September 30, 2007, we had approximately $2.7 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The following table shows the total funds held in the trust account through September 30, 2007:

Net proceeds from our initial public offering and private placement of warrants to Marathon Investors, LLC placed in trust	$302,416,724
Deferred underwriters’ discounts and compensation	6,405,736
Total interest received to date	15,557,665
Less total interest disbursed to us for working capital through September 30, 2007	3,900,000
Less total taxes paid through September 30, 2007	7,937,744

Total funds held in trust account through September 30, 2007	$312,542,381

For the three months and nine months ended September 30, 2007, we paid or incurred an aggregate of approximately $2,104,670 and $6,390,894, respectively, in expenses for the following purposes:

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

This represents an increase in expenses from the three months ended September 30, 2006 and from the period from April 27, 2006 (inception) through September 30, 2006 of approximately $1.5 and $5.8 million, respectively, reflecting the consummation of our initial public offering in August 2006. We believe that we will have sufficient funds to allow us to operate through August 31, 2008, assuming that a business combination is not consummated during that time. Approximately $3,900,000 of working capital has been funded from the interest earned from the funds held in the trust account. Over this time period, we anticipate incurring expenses for the following purposes:

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

The Fair Value Option for Financial Assets and Financial Liabilities—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the first quarter of 2008. We are currently evaluating the impact of SFAS 159.

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

As of September 30, 2007, approximately $312.5 million (excluding approximately $6.4 million of deferred underwriting discounts and commissions) was held in trust for the purposes of consummating a business combination. The proceeds held in trust (including approximately $6.4 million of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States. As of September 30, 2007, the effective annualized interest rate payable on our investment was approximately 4.5%. Assuming no other changes to our holdings as of September 30, 2007, a 1% decrease in the underlying interest rate payable on our investment as of September 30, 2007 would result in a decrease of approximately $781,356 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on April 27, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures.

As of September 30, 2007, we, including our chief executive officer, who also serves as our principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective in timely alerting management of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 249,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2007, there were 154,053,300 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, including the sponsor warrants) and all of the 1,000,000 shares of preferred stock available for issuance. We have no current commitments to issue any additional securities. We may issue a substantial number of additional shares of our common stock or may issue preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. Our issuance of additional shares of common stock or any preferred stock:

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

As of September 30, 2007, we have paid or incurred an aggregate of approximately $8,997,809 in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	payment of other state and local taxes and fees;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

As of September 30, 2007, after giving effect to our initial public offering and our operations subsequent thereto, including our withdrawal of approximately $3.9 million of the interest earned on the funds held in the trust account through September 30, 2007, approximately $312.5 million was held in trust and we had approximately $2.7 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the quarter ended September 30, 2007.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation *

3.2	By-laws *

4.1	Specimen Unit Certificate **

4.2	Specimen Common Stock Certificate **

4.3	Specimen Warrant Certificate **

4.4	Form of Warrant Agreement entered into by and between The Bank of New York and the Registrant ***

10.1	Form of Letter Agreement between the Registrant and each of Marathon Founders, LLC, Marathon Investors, LLC, and all of the directors and executive officers of the Registrant ****

10.2	Promissory Note, dated May 11, 2006, issued to Michael S. Gross*****

10.3	Letter Agreement between the Registrant and Marathon Management, LLC **

10.4	Form of Registration Rights Agreement among the Registrant, Marathon Investors, LLC, Marathon Founders, LLC and certain directors of the Registrant ****

10.5	Founders’ Unit Agreement among the Registrant and Marathon Founders, LLC and certain directors of the Registrant *****

10.6	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers **

10.7	Form of Investment Management Trust Account Agreement by and between the Registrant and The Bank of New York ****

10.8	Founder Warrant Purchase Agreement between the Registrant and Marathon Investors, LLC *****

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed in connection with Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on May 12, 2006.
**	Previously filed in connection with amendment no. 2 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on August 1, 2006.
***	Previously filed in connection with amendment no. 5 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on August 23, 2006.
****	Previously filed in connection with amendment no. 3 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on August 8, 2006.
*****	Previously filed in connection with amendment no. 1 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on June 29, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2007	MARATHON ACQUISITION CORP.

	By:	/s/ Michael S. Gross
Michael S. Gross
Chief Executive Officer
(Principal Financial Officer)

MARATHON ACQUISITION CORP.

(a development stage company)

BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash	$2,686,600	$1,370,943
Prepaid expenses and income taxes	405,377	181,304
Interest receivable	1,209,408	1,333,770

Total current assets	4,301,385	2,886,017

Cash held in trust account	312,542,381	308,608,131
Deferred tax asset	—	193,441

Total assets	$316,843,766	$311,687,589

LIABILITIES STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$170,995	$215,316
Income tax payable	62,660	66,398
Deferred underwriting discounts and commissions	6,405,736	6,405,736

Total current liabilities	6,639,391	6,687,450

Common stock, subject to possible conversion 8,003,166 shares at $7.72 per share	61,795,116	61,795,116
Interest income attributable to common stock subject to possible conversion (net of income taxes of $531,258 at September 30, 2007)	1,050,727	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	0	0
Common stock, $0.0001 par value, 249,000,000 shares authorized; 49,410,850 shares issued and outstanding (which includes 8,003,166 shares subject to possible conversion)	4,942	4,942
Additional paid-in capital	240,553,066	240,553,066
Retained earnings accumulated during the development stage	6,800,524	2,647,015

Total stockholders’ equity	247,358,532	243,205,023

Total liabilities and stockholders’ equity	$316,843,766	$311,687,509

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	April 27, 2006 (inception) through September 30, 2006	April 27, 2006 (inception) through September 30, 2007
Formation, general and administrative costs	$293,006	$72,456	$866,230	$73,456	$$1,290,187

Loss from operations	(293,006)	(72,456)	(866,230)	(73,456)	(1,290,187)
Other income – interest	3,769,796	1,279,269	11,595,130	1,279,269	16,849,059

Income before provision for taxes	3,476,790	1,206,813	10,728,900	1,205,813	15,558,872
Provision for income taxes	(1,811,664)	(550,182)	(5,524,664)	(550,182)	(7,707,622)

Net income	1,665,126	656,631	5,204,236	655,631	7,851,250

Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $348,711 and $531,258)	(406,636)		(1,050,727)		(1,050,727)

Net income attributable to common stock not subject to possible conversion	1,258,490	656,631	4,153,509	655,631	6,800,523

Net income per share:
Basic	$0.03	$0.03	$0.11	$0.04
Diluted	0.03	0.03	0.09	0.04

Weighted average shares outstanding:
Basic	49,410,850	24,446,042	49,410,850	17,784,342
Diluted	60,377,791	24,446,042	59,502,128	17,784,342
Net income per share attributable to common stock not subject to conversion:
Basic	$0.03	$(0.00)	$0.10	$(0.00)
Diluted	0.02	(0.00)	0.08	(0.00)

Weighted average shares outstanding not subject to conversion:
Basic	41,407,687		41,407,687	9,375,000
Diluted	52,374,624		51,498,962	9,375,000
Maximum number of shares subject to possible conversion:
Income per share	$0.05		$0.13
Weighted average per share	8,003,166		8,003,166

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from April 27, 2006 (inception) through September 30, 2007

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Earnings Accumulated in the Development Stage	Stockholders’ Equity
Issuance of common stock to initial stockholders	9,375,000	$938	$24,062	$—	$25,000
Sale of 40,035,850 units, net of underwriters’ discount and offering expenses (including 8,003,166 shares subject to possible conversion)	40,035,850	4,004	296,824,120	—	296,828,124
Sale of private placement warrants	—	—	5,500,000	—	5,500,000
Net proceeds subject to possible conversion of 8,003,166 shares	—	—	(61,795,116)	—	(61,795,116)
Net income	—	—	—	2,647,015	2,647,015

Balance at December 31, 2006	49,410,850	$4,942	$240,553,066	$2,647,015	$243,205,023
Accretion of trust account relating to common stock subject to possible conversion	—	—	—	(1,050,727)	(1,050,727)
Net income	—	—	—	5,204,236	5,204,236

Balance at September 30, 2007 (unaudited)	49,410,850	$4,942	$240,553,066	$6,800,524	$247,358,532

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months ended September 30, 2007	April 27, 2006 (inception) through September 30, 2006	April 27, 2006 (inception) through September 30, 2007
Cash flows from operating activities
Net income (loss)	$5,204,236	$655,631	$7,851,250
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income taxes	193,440	(33,516)
Changes in:
Prepaid expenses	30,966	(254,900)	(150,339)
Accrued expenses	(44,320)	27,695	170,996
Income tax payable	(258,777)	583,699	(192,378)

Net cash provided by operating activities	5,125,545	978,609	7,679,529

Cash flows from investing activities
Cash held in trust account	(3,934,250)	(308,900,788)	(312,542,381)
Interest receivable	124,362	(1,200,941)	(1,209,408)

Net cash used by investing activities	(3,809,888)	(310,101,729)	(313,751,789)

Cash flows from financing activities
Proceeds from note payable to stockholder		225,000	225,000
Repayment of note to stockholder;		(225,000)	(225,000)
Proceeds from public offering, net		303,601,347	303,233,860
Accrued offering costs
Proceeds from issuance of warrants		5,500,000	5,500,000
Deferred offering costs
Proceeds from issuance of securities to initial shareholders		25,000	25,000

Net cash provided by financing activities		309,126,347	308,758,860

Net increase in cash	1,315,657	3,227	2,686,600
Cash — beginning of period	1,370,943

Cash — end of period	2,686,600	3,227	2,686,600

Non-cash financing activities
Deferred underwriting discounts and commissions	—	6,405,736	6,405,736
Accrued offering costs	—	367,468	—
Cash paid for income taxes	5,626,804		7,937,744

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2007 (Unaudited)

Note 1 — Organization and Nature of Business Operations

Marathon Acquisition Corp. (the “Company”) was incorporated in Delaware on April 27, 2006 as a blank check company whose objective is to acquire, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more currently unidentified operating business or businesses. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. All activity through September 30, 2007 relates to the company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses described below and Note 3. At September 30, 2007, the Company had not commenced any operations. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Offering and the Over-Allotment Option Exercise by the underwriters, approximately $308,700,000 was placed in a trust account invested until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the liquidation of the Company. The amount placed in the trust account consisted of the proceeds of this offering and the concurrent private placement of warrants discussed in Note 4 as well as approximately $6.4 million of deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside of the trust account as well as the interest income of $3.9 million earned on the trust account balance that has been released to the Company may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

During the quarter ended March 31, 2007, the Company earned enough interest on a cumulative basis to begin accreting interest income to the common stock subject to possible conversion. Accordingly, the Company accreted approximately $406,636 and $1,050,727 of interest, net of taxes, to the common stock subject to possible conversion, respectively, for the three months and nine months ended September 30, 2007, and $1,050,727, net of taxes for the period from April 27, 2006 (inception) through September 30, 2007.

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

The Company’s statements of operations include a presentation of net income per share for common stock subject to possible conversion similar to the two-class method for net income per share.

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

[d] Financial instruments:

The Company’s financial instruments consist principally of cash. The Company believes the financial instruments’ recorded values approximate current values because of their nature and respective durations.

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

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize, in our condensed financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. We have evaluated our tax positions and the adoption of this pronouncement did not have a material impact on our financial position or results of operations. The Company’s 2006 tax return has not been audited by federal or state authorities.

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

On September 27, 2006 the Company sold an additional 2,535,850 Units pursuant to the Over-Allotment Option Exercise.

As of September 30, 2007, after giving effect to the Company’s withdrawals for tax purposes and for working capital subsequent to completion of its initial public offering, approximately $312,542,000 was held in trust and the Company had approximately $2,687,000 of unrestricted cash available to us for its activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliate of the Company’s chairman, chief executive officer and secretary. Services will commence on the completion of the Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. Through September 30, 2007, the Company had incurred approximately $22,500 and $67,500 for the three months and nine months ended September 30, 2007, respectively, and $97,500 for the period from April 27, 2006 (inception) through September 30, 2007, respectively, in accordance with this agreement.

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

Note 7 — Income Taxes

The Company’s provision for income taxes consists of:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months ended September 30, 2007	April 27, 2006 (inception) through September 30, 2006	April 27, 2006 (inception) through September 30, 2007
Current
Federal	$1,216,664	$353,032	$3,454,400	$353,032	$5,072,358
State	595,000	197,150	1,877,264	197,150	2,635,264

Total current	1,811,664	550,182	5,331,664	550,182	7,707,622
Deferred			193,000

Provision for income taxes	1,811,664	$550,182	$5,524,664	$550,182	7,707,622

The difference between the actual income tax expense and that computed by applying the U.S. federal income tax rate of 35% to pretax income from operations is summarized below:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Computed expected tax expense	35.0%	35.0%
State and local income taxes net of federal benefit	13.3%	11.0%
Change in valuation allowance	3.8%	5.5%

Effective tax rate	52.1%	51.5%

The Company is considered in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer certain expenses for tax purposes. Therefore, the Company has recorded through September 30, 2007 a deferred income tax asset of $546,000. During the quarter ended September 30, 2007 the Company concluded that it does not believe that it is more likely than not that it will be able to realize this deferred tax asset in the future and, therefore, it has provided a valuation allowance against this deferred tax asset as of September 30, 2007.