Form 10-K
period 2007-12-31
Marathon Acquisition Corp.
filed 2008-03-17
CIK 1361652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

The aggregate market value of the voting or non-voting equity held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 29, 2007 of $7.88, as reported on the American Stock Exchange, was approximately $311,478,913 million. In determining the market value of the voting or non-voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 13, 2008 was 49,410,850.

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

Mr. Gross was also the managing partner of Apollo Distressed Investment Fund, L.P., an investment fund he founded in 2003 to invest principally in debt and other securities of leveraged companies. Since July 2006, Mr. Gross has been co-chairman of the investment committee of Magnetar Financial LLC, an investment manager that invests primarily in equity and debt securities in the public market, and a senior partner in Magnetar Capital Partners LP, the holding company for Magnetar Financial LLC. In such capacities, Mr. Gross heads Magnetar Financial LLC’s credit and private investment business, which focuses primarily on debt securities. In addition, Since March 2007, Mr. Gross has served as the chairman, chief executive officer and managing member of Solar Capital, LLC, a newly organized externally managed finance company focusing on debt and equity investments in leveraged companies, including middle-market companies. He also currently serves on the boards of directors of two public companies, and in the past has served on the boards of directors of more than 20 public and private companies.

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

In evaluating a prospective target business, our management will primarily consider the criteria and guidelines set forth above under the caption “Business—Business Strategy.” In addition, our management will consider, among other factors, the following:

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

Opportunity for stockholder approval of business combination

Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. If a majority of the shares of common stock voted by the public stockholders are not voted in favor of a proposed initial business combination, we may continue to seek other target businesses with which to effect our initial business combination that meet our acquisition criteria until the expiration of 24 months from consummation of our initial public offering. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on United States generally accepted accounting principles.

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

Liquidation if no business combination

If we do not complete a business combination within 18 months (or 24 months if we enter into a letter of intent or definitive agreement to complete a business combination) after the consummation of our initial public offering, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest and net of any income taxes due on such interest that will be paid from the trust account and interest income on the trust account balance released to us to fund working capital requirements including the costs of our dissolution and liquidation (subject to the tax holdback), plus any remaining assets.

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

In accordance of our Amended and Restated Certificate of Incorporation, if we have entered into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of our initial public offering, then we make take up to an additional six months to complete a business combination. On February 20, 2008, we announced that we had met the criteria under our Amended and Restated Certificate of Incorporation permitting us to extend the period in which we are able to complete a business combination until the expiration of the 24-month period from the consummation of our initial public offering, or August 30, 2008. If we are unable to complete a business combination by August 30, 2008, we will take all necessary actions to dissolve and liquidate as expeditiously as possibly. As required under Delaware law, we will seek stockholder approval for such plan of dissolution and liquidation. The initial stockholders have agreed to vote in favor of such dissolution and liquidation in these circumstances. Upon the approval by our stockholders of our plan of dissolution and liquidation, we will liquidate our assets, including the trust account, and after reserving amounts from the interest earned on the trust account available to us as working capital requirements to cover the costs of dissolution and liquidation, distribute those assets solely to our public stockholders. Agreements with the initial stockholders do not permit them to participate in any liquidation distribution occurring upon our failure to consummate a business combination with respect to those shares of common stock acquired by them before our initial public offering. They will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering. There will be no distribution from our trust account with respect to our warrants, and all rights with respect to our warrants will effectively cease upon our liquidation. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders.

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

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, and have reporting obligations thereunder, including the requirement that we file annual and quarterly reports with the Securities and Exchange Commission (“SEC”). In accordance with the requirements of the Securities Exchange Act of 1934, this annual report contains financial statements audited and reported on by our independent registered public accounting firm.

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

We are currently required to comply with the internal control requirements of the Sarbanes-Oxley Act. However, a target company with which we may seek a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We may not be able to consummate a business combination by August 30, 2008, in which case, we would be forced to liquidate.

We must complete a business combination with a fair market value of at least 80% of the balance of the trust account at the time of the business combination (excluding deferred underwriting discounts and commissions of approximately $6.4 million) within 24 months—if we enter into a definitive agreement or letter of intent to consummate a business combination—after the consummation of our initial public offering. If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination. Accordingly, our auditors have included an explanatory paragraph in their report related to the uncertainty of the Company’s ability to continue as a going concern.

We are a newly formed, development stage company with a limited operating history and no revenues from operations, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with limited operating results. Because we lack an established operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target businesses concerning a business combination and may be unable to complete a business combination. We will not generate any revenues from operations until after completing a business combination. If we expend all of the funds not held in trust and interest income earned of up to $3.9 million on the balance of the trust account that has been released to us to fund our working capital requirements (subject to the tax holdback) in seeking a business combination but fail to complete such a combination, we will never generate any operating revenues. In addition, given the uncertainty regarding our ability to consummate a business combination within 24 months after consummation of our initial public offering, or August 30, 2008, there is substantial doubt about our ability to continue operations as a going concern.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 249,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2007, there were 154,053,300 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, including the sponsor warrants) and all of the 1,000,000 shares of preferred stock available for issuance. We have no current commitments to issue any additional securities. We may issue a substantial number of additional shares of our common stock or may issue preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. Our issuance of additional shares of common stock or any preferred stock:

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

If we do not complete a business combination within 24 months after the consummation of our initial public offering, we will dissolve and distribute to our public stockholders an amount equal to the amount in the trust account, including (i) all accrued interest, net of income taxes payable on such interest and interest of up to $3.9 million on the trust account balance previously released to us to fund our working capital requirements, including the costs of our dissolution and liquidation, and (ii) all deferred underwriting discounts and commissions plus any remaining assets. Under Delaware law, creditors of a corporation have a superior right to stockholders in the distribution of assets upon dissolution. Consequently, if the trust account is dissolved and paid out prior to all creditors being paid on their claims, stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

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

We will promptly adopt a plan of dissolution and liquidation and initiate procedures for our dissolution and liquidation if we do not effect a business combination within 24 months after consummation of our initial public offering. However, pursuant to Delaware law, our dissolution requires the affirmative vote of stockholders owning a majority of our then outstanding common stock. Soliciting the vote of our stockholders will require the preparation of preliminary and definitive proxy statements, which will need to be filed with the SEC and could be subject to its review. This process could take a substantial amount of time ranging from 40 days to several months.

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

Unless we complete a business combination, members of our management team will not receive reimbursement for any out-of-pocket expenses they incur if such expenses exceed the amount not in the trust account and interest income of up to $3.9 million on the trust account balance that has been released to us to fund our working capital requirements. Therefore, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Members of our management team will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not in the trust account and interest income of up to $3.9 million on the trust account balance that has been released to us to fund our working capital requirements, unless the business combination is consummated. Members of our management team may, as part of any such combination, negotiate the repayment of some or all of any such expenses. If the target business’ owners do not agree to such repayment, this could cause our management team to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interests of members of our management team could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

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

As described above, we may acquire a business or businesses located outside the United States. If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following a business combination. The additional risks we may be exposed to in these cases include but are not limited to:

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

No matters were submitted to a vote of stockholders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our units, which consist of one share of our common stock, par value $.0001 per share, and one warrants, each to purchase an additional share of our common stock, trade on the American Stock Exchange under the symbol “MAQ.U.” Our common stock has traded separately on the American Stock Exchange under the symbol “MAQ” since September 29, 2006. Our warrants have traded separately on the OTC Bulletin Board under the symbol “MAQ.WS” since September 29, 2006. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 commencing upon the completion of a business combination. Our warrants will expire at 5:00 p.m., New York City time, on August 24, 2010, or earlier upon redemption.

The following tables set forth, for the calendar quarter indicated, the quarterly high and low sale prices for the Company’s units, common stock and warrants, respectively, as reported on the American Stock Exchange.

Units

Quarter ended	High	Low
December 31, 2007	$9.56	$8.97
September 30, 2007	$10.00	$9.25
June 30, 2007	$9.82	$8.98
March 31, 2007	$9.21	$8.45
December 31, 2006	$8.55	$7.65
September 30, 2006 (1)	$8.03	$7.80

(1)	Represents the high and low sale prices for our units from our initial public offerings on August 24, 2006 through September 30, 2006.

Common Stock

Quarter ended	High	Low
December 31, 2007	$8.00	$7.71
September 30, 2007	$8.05	$7.75
June 30, 2007	$7.96	$7.56
March 31, 2007	$7.64	$7.46
December 31, 2006	$7.60	$7.10
September 30, 2006 (1)	$7.30	$7.15

(1)	Represents the high and low sale prices for our shares of common stock from September 29, 2006, the date that our common stock first became separately tradable, through September 30, 2006.

Warrants

Quarter ended	High	Low
December 31, 2007	$1.74	$1.21
September 30, 2007	$2.00	$1.60
June 30, 2007	$1.90	$1.47
March 31, 2007	$1.56	$0.97
December 31, 2006	$0.90	$0.58
September 30, 2006 (1)	$0.90	$0.70

(1)	Represents the high and low sale prices for our warrants from September 29, 2006, the date that our warrants first became separately tradable, through September 30, 2006.

Holders of Common Equity

As of March 13, 2008, we had approximately 441 stockholders of record of our outstanding common stock, approximately 204 holders of record of our outstanding units, and approximately 700 holders of record of our outstanding warrants.

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

Performance Graph

The following graph compares the cumulative total return for our common stock from September 29, 2006, the date our common stock first became separately tradable, through December 31, 2007 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph assumes $100 invested on September 29, 2006 in our common stock and $100 invested at that same time in each of the two listed indices.

Recent Sales of Unregistered Securities

We did not engage in any unregistered sales of equity securities during the three months ended December 31, 2007.

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

On August 30, 2006, we consummated our initial public offering of 37,500,000 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock, and received proceeds of approximately $279,000,000, net of underwriting discounts and commission of approximately $21,000,000 (including approximately $6,000,000 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination).

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

We incurred additional offering expenses of approximately $1,039,000, which have been charged to additional paid-in capital.

As of December 31, 2007, we have paid or incurred an aggregate of approximately $10.8 million in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

As of December 31, 2007, after giving effect to our initial public offering and our operations subsequent thereto, including our withdrawal of approximately $3.9 million of the interest earned on the funds held in the trust account through December 31, 2007, including approximately $9.6 million withdrawn for the payment of estimated taxes thereon, approximately $314.1 million was held in trust and we had approximately $2.7 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 6.	Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, which are included in this annual report on Form 10-K.

Income Statement Data

	For the year ended December 31, 2007	For the period April 27, 2006 (inception) through December 31, 2006	For the period April 27, 2006 (inception) through December 31, 2007
Loss from operations	$(1,183,948)	$(423,957)	$(1,607,904)
Interest income	$14,875,339	$5,253,929	$20,129,268

Income before provision for income taxes	$13,691,391	$4,829,972	$18,521,364
Provision for income taxes	$7,008,594	$2,182,957	$9,191,552

Net Income	$6,682,797	$2,647,015	$9,329,812
Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $1,156,989)	$(1,402,721)	—	$(1,402,721)

Net income attributable to common stock not subject to possible conversion	$5,280,076	$2,647,015	$7,927,091

Maximum number of shares subject to possible conversion:
Weighted average shares outstanding subject to possible conversion	8,003,166	4,162,937
Income per share amount (basic and diluted)	$0.18	$0.00
Weighted average number of shares outstanding not subject to possible conversion
Basic	41,407,684	26,035,219
Diluted	52,374,624	30,224,108
Net income per share amount
Basic	$0.13	$0.10
Diluted	$0.10	$0.09

Balance Sheet Data

	December 31, 2007	December 31, 2006
Cash and cash equivalents	$2,671,034	$1,370,943
Investments held in trust account	$314,130,809	$308,608,131
Interest receivable	$999,199	$1,333,770
Prepaid expenses	$498,074	$181,304
Deferred tax asset	—	$193,441

Total assets	$318,299,116	$311,687,589

Total liabilities	$6,616,182	$6,687,450
Common stock subject to possible redemption	$61,795,116	$61,795,116
Interest attributable to common stock subject to possible conversion (net of income taxes of $1,156,989)	$1,402,720	—
Total stockholders’ equity	$248,485,099	$243,205,023

Total liabilities and stockholders’ equity	$318,299,116	$311,687,589

The total assets amount includes the approximately $314.1 million being held in the trust account plus trust interest receivable of $999,199, which will be available to us only upon the consummation of a business combination within the time period described in this annual report. If a business combination is not so consummated, we will be dissolved and the proceeds held in the trust account will be distributed solely to our public stockholders.

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

This Form 10-K, and the information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

On August 30, 2006, we consummated a private placement of warrants to Marathon Investors, LLC, an entity owned and controlled by our chief executive officer for an aggregate purchase price of $5.5 million. On August 30, 2006, we consummated our initial public offering of 37,500,000 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock, and received proceeds of approximately $279,000,000, net of underwriting discounts and commissions of approximately $21,000,000 (including approximately $6,000,000 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). In addition, on September 22, 2006 the underwriters for our initial public offering exercised their over-allotment option, which closed on September 27, 2006, generating proceeds of approximately $18,867,000, net of underwriting discounts and commissions of approximately $1,420,000 (including approximately $400,000 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). We incurred additional offering expenses of approximately $1,039,000, which have been charged to additional paid-in capital.

As of December 31, 2007, approximately $314.1 million was held in trust (plus accrued interest of approximately $1.0 million) and we had approximately $2.7 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

Through December 31, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. We earned approximately $14.9 million and $5.2 million in interest income for the year ended December 31, 2007 and for the period from April 27, 2006 through December 31, 2006, respectively, of which $13.9 million and $3.9 million, respectively, was received and $1.0 million and $1.3 million accrued as of December 31, 2007 and December 31, 2006 respectively.

As of December 31, 2007, we had approximately $2.7 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The following table shows the total funds held in the trust account through December 31, 2007:

Net proceeds from our initial public offering and private placement of warrants to Marathon Investors, LLC placed in trust	$302,416,724
Deferred underwriters’ discounts and commissions	6,405,736
Total interest received to date	18,873,755
Less total interest disbursed to us for working capital through December 31, 2007	3,900,000
Less total taxes paid through December 31, 2007	9,665,406

Total funds held in trust account at December 31, 2007	$314,130,809

Interest Receivable attributable to the Trust	999,199

For the year ended December 31, 2007, we paid or incurred an aggregate of approximately $1.2 million (excluding income taxes) in expenses for the following purposes:

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

We believe that we will have sufficient funds to allow us to operate through August 30, 2008 (our deadline to complete a business combination), at which time the Company will be forced to liquidate, assuming that a business combination is not consummated during that time. On February 20, 2008, we announced that we had met the criteria under our Amended and Restated Certificate of Incorporation permitting us to extend the period in which we are able to complete a business combination until the expiration of the 24-month period from the consummation of our initial public offering, or August 30, 2008. Accordingly, our auditors’ opinion includes an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. Over this time period, we anticipate incurring expenses for the following purposes:

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize, in our condensed financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. We have evaluated our tax positions and the adoption of this pronouncement did not have a material impact on our financial position or results of operations. The Company’s 2006 tax return has not been audited by federal or state authorities. The Company will account for penalties and interest associated with any tax audits as an operating expense.

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

The Fair Value Option for Financial Assets and Financial Liabilities—In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the first quarter of 2008. We are currently evaluating the impact of SFAS 159.

Business Combinations—In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are currently evaluating the impact of SFAS 141(R) on the financial statements.

Noncontrolling Interest in Consolidated Financial Statements—In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We are currently evaluating the impact of SFAS 160 on the financial statements.

Recent Developments

On February 20, 2008, we announced that we had met the criteria under our Amended and Restated Certificate of Incorporation permitting us to extend the period in which we are able to complete a business combination until the expiration of the 24-month period from the consummation of our initial public offering, or August 30, 2008.

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

As of December 31, 2007, approximately $314.1 million (plus accrued interest of approximately $1.0 million excluding approximately $6.4 million of deferred underwriting discounts and commissions) was held in trust for the purposes of consummating a business combination. The proceeds held in trust (including approximately $6.4 million of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States. As of December 31, 2007, the effective annualized interest rate payable on our investment was approximately 3.52%. Assuming no other changes to our holdings as of December 31, 2007, a 1% decrease in the underlying interest rate payable on our investment as of December 31, 2007 would result in a decrease of approximately $785,000 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on April 27, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Documents	Page
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	38
Report of Independent Registered Public Accounting Firm	39
Balance Sheets at December 31, 2007 and December 31, 2006	40
Statements of Operations for the year ended December 31, 2007 and for the periods from April 27, 2006 (inception) through December 31, 2006 and December 31, 2007	41
Statement of Stockholders’ Equity for the period from April 27, 2006 (inception) through December 31, 2007	42
Statements of Cash Flows for the year ended December 31, 2007 and for the periods from April 27, 2006 (inception) through December 31, 2006 and December 31, 2007	43
Notes to Financial Statements	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Marathon Acquisition Corp

We have audited Marathon Acquisition Corp. internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Marathon Acquisition Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Marathon Acquisition Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Marathon Acquisition Corp. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended December 31, 2007, for the period from April 27, 2006 (inception) through December 31, 2006 and for the period from April 27, 2006 (inception) through December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph about the Company’s ability to continue as a going concern.

/s/ Eisner LLP

New York, New York

March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Marathon Acquisition Corp.

We have audited the accompanying balance sheets of Marathon Acquisition Corp (a development stage company) (the “Company”) as of December 31, 2007, and 2006 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007, the period from April 27, 2006 (inception) through December 31, 2006 and for the period from April 27, 2006 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, 2006, and the results of its operations and its cash flows for the year ended December 31, 2007, the period from April 27, 2006 (inception) through December 31, 2006 and for the period from April 27, 2006 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination within 18 months of the Company’s initial public offering or 24 months of the Company’s initial public offering if certain extension criteria are met. The possibility of such business combination not being consummated within the required time raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Eisner LLP

New York, New York

March 14, 2008

MARATHON ACQUISITION CORP.

(a development stage company)

BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,671,034	$1,370,943
Prepaid expenses and income taxes	39,935	181,304
Prepaid income taxes	458,139	—
Interest receivable	999,199	1,333,770

Total current assets	4,168,307	2,886,017

Investments held in trust account	314,130,809	308,608,131
Deferred tax asset	—	193,441

Total assets	$318,299,116	$311,687,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$162,559	$215,316
Income tax payable	47,886	66,398
Deferred underwriting discounts and commissions	6,405,736	6,405,736

Total current liabilities	6,616,181	6,687,450

Common stock subject to possible conversion (8,003,166 shares at $7.72 per share)	61,795,116	61,795,116
Interest attributable to common stock subject to possible conversion (net of income taxes of $1,156,989 at December 31, 2007)	1,402,720	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 249,000,000 shares authorized; 49,410,850 shares issued and outstanding (including 8,003,166 shares subject to possible conversion)	4,942	4,942
Additional paid-in capital	240,553,066	240,553,066
Retained earnings accumulated during development stage	7,927,091	2,647,015

Total stockholders’ equity	248,485,099	243,205,023

Total liabilities and stockholders’ equity	$318,299,116	$311,687,589

See accompanying notes to financial statements

MARATHON ACQUISITION CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2007	Period from April 27, 2006 (inception) through December 31, 2006	Period from April 27, 2006 (inception) through December 31, 2007
Formation and general and administrative costs	$1,183,948	$423,957	$1,607,904

Net loss from operations	(1,183,948)	(423,957)	(1,607,904)
Other income – interest	14,875,339	5,253,929	20,129,268

Income before provision for taxes	13,691,391	4,829,972	18,521,364
Provision for income taxes	(7,008,594)	(2,182,957)	(9,191,552)

Net income	6,682,797	2,647,015	9,329,812
Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $1,156,989)	(1,402,721)	—	(1,402,721)

Net income attributable to common stock not subject to possible conversion	$5,280,076	$2,647,015	$7,927,091

Maximum number of shares subject to possible conversion:
Weighted average shares outstanding subject to possible conversion	8,003,166	4,162,937
Income per share amount (basic and diluted)	$0.18	$0.00
Weighted average number of shares outstanding not subject to possible conversion
Basic	41,407,684	26,035,219
Diluted	52,374,624	30,224,108
Net income per share amount
Basic	$0.13	0.10
Diluted	$0.10	0.09

See accompanying notes to financial statements

MARATHON ACQUISITION CORP.

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from April 27, 2006 (inception) through December 31, 2007

	Common Stock		Additional Paid-In Capital	Earnings Accumulated in the Development Stage	Stockholders’ Equity
	Shares	Amount
Issuance of common stock to initial stockholders	9,375,000	$938	$24,062	$—	$25,000
Sale of 40,035,850 units, net of underwriters’ discounts and commissions and offering expenses (including 8,003,1666 shares subject to possible conversion)	40,035,850	4,004	296,824,120	—	296,828,124
Sale of private placement warrants	—	—	5,500,000	—	5,500,000
Net proceeds subject to possible conversion of 8,003,166 shares	—	—	(61,795,116)	—	(61,795,116)
Net Income	—	—	—	2,647,015	2,647,015

Balance at December 31, 2006	49,410,850	$4,942	$240,553,066	$2,647,015	$243,205,023

Accretion of trust account relating to common stock subject to possible conversion	—	—	—	(1,402,721)	(1,402,721)
Net income	—	—	—	6,682,797	6,682,797

Balance at December 31, 2007	49,410,850	$4,942	$240,553,066	$7,927,091	$248,485,099

See accompanying notes to financial statements

MARATHON ACQUISITION CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2007	Period from April 27, 2006 (inception) through December 31, 2006	Period from April 27, 2006 (inception) through December 31, 2007
Cash flows from operating activities
Net income	$6,682,797	$2,647,015	$9,329,812
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income taxes	193,441	(193,441)	—
Changes in:
Prepaid expenses	104,564	(181,304)	(76,740)
Interest receivable	334,571	(1,333,770)	(999,199)
Accrued expenses	(52,757)	215,316	162,559
Income tax payable	(439,847)	66,398	(373,449)

Net cash provided by operating activities	6,822,769	1,220,214	8,042,983

Cash flows from investing activities
Investments held in trust account	(5,522,678)	(308,608,131)	(314,130,809)

Net cash used by investing activities	(5,522,678)	(308,608,131)	(314,130,809)

Cash flows from financing activities
Proceeds from note to stockholder	—	225,000	225,000
Repayment of note to stockholder	—	(225,000)	(225,000)
Proceeds from public offering, net	—	303,233,860	303,233,860
Proceeds from issuance of warrants	—	5,500,000	5,500,000
Proceeds from issuance of securities to initial stockholders	—	25,000	25,000

Net cash provided by financing activities	—	308,758,860	308,758,860

Net increase in cash	1,300,091	1,370,943	2,671,034
Cash – beginning of period	1,370,943	—	—

Cash – end of period	$2,671,034	$1,370,943	$2,671,034

Non-cash financing activities
Deferred underwriting discounts and commissions	$—	$6,405,736	$6,405,736
Cash paid for income taxes	$7,255,000	$2,310,000	$9,665,000

See accompanying notes to financial statements

MARATHON ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

Note 1—Organization and Nature of Business Operations/Basis of Presentation

Marathon Acquisition Corp. (the “Company”) was incorporated in Delaware on April 27, 2006 as a blank check company whose objective is to acquire, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more currently unidentified operating business or businesses. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. All activity through December 31, 2007 relates to the company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses described below and in Note 3. At December 31, 2007, the Company had not commenced any operations.

The registration statement for the Offering was declared effective August 24, 2006. The Company consummated the Offering on August 30, 2006 and received proceeds of approximately $279,000,000, net of underwriting discounts and commissions of approximately $21,000,000 (including approximately $6,000,000 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). In addition, on September 22, 2006 the underwriters for the Offering exercised their over-allotment option (the “Over-Allotment Option Exercise”), which closed on September 27, 2006, generating proceeds of approximately $18,867,000, net of underwriting discounts and commissions of approximately $1,420,000 (including approximately $400,000 of deferred underwriting discounts and commissions placed in the trust account pending completion of a business combination). The Company incurred additional offering expenses of approximately $1,039,000, which have been charged to additional paid-in capital. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Over-Allotment Option Exercise, although substantially all of the net proceeds of the Offering and the Over-Allotment Option Exercise are intended to be generally applied toward consummating a business combination with an operating company or companies. As used herein, a “Target Business” shall mean one or more businesses that at the time of the Company’s initial business combination has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $6.4 million) described below and a “Business Combination” shall mean the acquisition by the Company of such Target Business. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company’s efforts in identifying prospective target businesses will not be limited to a particular industry. Instead, the Company intends to focus on various industries and target businesses in the United States and Western Europe that may provide significant opportunities for growth.

Upon the closing of the Offering and the Over-Allotment Option Exercise by the underwriters, approximately $308.8 million was placed in a trust account invested until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the liquidation of the Company. The amount placed in the trust account consisted of the proceeds of this offering and the concurrent private placement of warrants discussed in Note 4 as well as approximately $6.4 million of deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside of the trust account as well as the interest income of up to $3.9 million earned on the trust account balance that may be released to the Company (as described below) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses; provided, however, that after such release there remains in the trust account a sufficient amount of interest income previously earned on the trust account balance to pay any income taxes on such $3.9 million of interest income.

The Company will seek stockholder approval before it will effect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, the Company’s Initial Stockholders have agreed to vote the shares of common stock owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the holders of common stock sold as part of the Units in the Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 20% of the shares sold in the Offering exercise their conversion rights. The Initial Stockholders and Marathon Investors, LLC, an entity controlled by the Company’s chairman and chief executive officer, have agreed that if they acquire shares of common stock in or following the Offering, they will vote all such acquired shares in favor of any Business Combination submitted for stockholder approval. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination but 24 months has not yet passed since closing of the Offering, the Company may combine with another Target Business meeting the fair market value criterion described above.

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

In the event that the Company does not effect a Business Combination within 24 months after consummation of the Offering, the Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account, including accrued interest, less any income taxes payable on interest income and any interest income of up to $3.9 million on the balance of the trust account previously released to the Company to fund its working capital requirements, including the costs of the Company’s dissolution and liquidation (subject to the tax holdback), plus any remaining net assets. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note 3.)

Going concern consideration – As indicated in the accompanying financial statements, at December 31, 2007 the Company had unrestricted cash of $2,671,034 and $210,445 in accrued expenses and income taxes payable. The Company believes it will have sufficient available funds outside of the trust account to operate through August 30, 2008. However, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. In addition, there is no assurance that the Company will successfully complete a Business Combination by August 30, 2008. If such business combination is not consummated the Company will be forced to liquidate upon expiration of this time constraint. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

[a] Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The trust assets are invested in one or more money market funds.

[b] Earnings per common share:

(a)	Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

(b)	The Company’s statement of operations includes a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($1,402,721, $0 and $1,402,721 for the year ended December 31, 2007, for the period from April 27, 2006 (inception) through December 31, 2006, and for the period from April 27, 2006 (inception) through December 31, 2007, respectively) by the weighted average number of shares subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion

At December 31, 2007 and 2006, the Company had outstanding warrants to purchase 45,535,850 shares of common stock.

The weighted average number of shares used in the basic and diluted net income per share for shares outstanding not subject to possible conversion are as follows:

	For the year ended December 31, 2007	For the period April 27, 2006 (inception) through December 31, 2006
Weighted average number of shares outstanding as used in computation of basic income per share	41,407,684	26,035,219
Effect of diluted securities – warrants	10,966,940	4,188,889

Shares used in computation of diluted income per share	52,027,624	30,224,108

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

[d] Financial instruments:

The Company’s financial instruments consist principally of cash, cash equivalents and investments held in the trust. The Company believes the financial instruments’ recorded values approximate current values because of their nature and respective durations.

[e] Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

[f] Recent accounting developments:

In September 2006, the Financial Accounting Standards Board (“FASB”) issues SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issues for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. The Company does not expect that the adoption of SFAS 157 will have a material impact on its financial statements.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize, in our condensed financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. We have evaluated our tax positions and the adoption of this pronouncement did not have a material impact on our financial position or results of operations. The Company’s 2006 tax return has not been audited by federal or state authorities. The Company will account for penalties and interest associated with any tax audits as an operating expense.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the first quarter of 2008. The Company is currently evaluating the impact of SFAS 159.

Business Combinations—In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the impact of SFAS 141(R) on the financial statements.

Noncontrolling Interest in Consolidated Financial Statements—In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the impact of SFAS 160 on the financial statements.

Note 3—Initial Public Offering

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

Note 4—Note Payable to Affiliate and Related Party Transactions

The Company issued an aggregate of $225,000 in an unsecured promissory note to the Company’s chairman, chief executive officer and secretary on May 10, 2006. The note was non-interest bearing and was payable on the earlier of December 31, 2006 or the consummation of the Offering by the Company. The note was fully repaid on August 30, 2006 and no further amounts are due.

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliate of the Company’s chairman, chief executive officer and secretary. Services will commence on the completion of the Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. The Company paid $90,000 for the year ended December 31, 2007, $30,000 for the period from April 27, 2006 through December 31, 2006 and $120,000 for the period from April 27, 2006 through December 31, 2007.

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

The Initial Stockholders and Marathon Investors, LLC will be entitled to make up to two demands that the Company register the 9,375,000 shares and the 5,500,000 shares of common stock underlying the sponsor warrants, pursuant to an agreement signed in connection with the Offering. The Initial Stockholders and Marathon Investors, LLC may elect to exercise these registration rights at any time (i) after the expiration of the transfer restrictions relating to the shares of common stock and (ii) after the sponsor warrants have become exercisable by their times, in the case of such warrants and the underlying common stock. In addition, the Initial Stockholders and Marathon Investors, LLC have certain “piggy back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are no longer subject to such transfer restrictions or the sponsor warrants become exercisable. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 5—Units

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

Note 6—Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 7—Prepaid Expenses

The Company’s prepaid expenses asset consisted of the following:

Insurance	$39,936
New York State and New York City corporation tax	458,138

Total prepaid expenses	$498,074

Note 8—Income Taxes

The Company’s provision for income taxes consisted of the following:

	Year ended December 31, 2007	Period from April 27, 2006 (inception) through December 31, 2006	Period from April 27, 2006 (inception) through December 31, 2007
Current
Federal	$4,439,626	$1,573,700	$6,079,282
State	2,375,968	802,698	3,112,710

Total current	6,815,594	2,376,398	9,191,992
Deferred	193,000	(193,441)	—

Provision for income taxes	$7,008,594	$2,182,927	$9,191,992

The difference between the actual income tax expense and that computed by applying the U.S. federal income tax rate of 35% to pretax income from operations is summarized below:

	Year ended December 31, 2007	Period from April 27, 2006 (inception) through December 31, 2006	Period from April 27, 2006 (inception) through December 31, 2007
Computed expected tax expense	35.0%	35.0%	35.0%
State and local income taxes net of federal benefit	11.1%	10.5%	10.7%
Change in valuation allowance	5.0%	—	4.0%

Effective tax rate	51.1%	45.5%	49.7%

The Company is considered in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer certain expenses for tax purposes. Therefore, the Company has recorded a deferred income tax asset of $725,000 and $193,000 as of December 31, 2007 and 2006, respectively. The Company believes that it is not more likely than not that it will be able to realize this deferred tax asset in the future and, therefore, it has provided a valuation allowance against this deferred tax asset. The valuation allowances increased by approximately $725,000 during 2007, which includes establishing a valuation allowance against the deferred tax assets of December 31, 2007.

Note 9—Recent Developments

On February 20, 2008, the Company announced that it had met the criteria under its Amended and Restated Certificate of Incorporation permitting it to extend the period in which the Company is able to complete a business combination until the expiration of the 24-month period from the consummation of its initial public offering, or August 30, 2008.

Note 10—Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the period from April 26, 2006 (inception) through December 31, 2007.

	Fiscal Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Net (loss) income	$1,478,551	$1,665,126	$1,552,478	$1,986,632	$1,991,384	$656,631	$(1000)
Net income per share
Basic	$0.03	$0.03	$0.03	$0.04	$0.04	$0.03	$0.00
Diluted	$0.02	$0.03	$0.03	$0.03	$0.03	$0.03	$0.00

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our chief executive officer, who also serves as our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

During the fiscal quarter ended December 31, 2007, there was not change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15 under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial or accounting officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our chief executive officer, who also serves as our principal financial officer, we carried our an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Eisner LLP, the independent registered public accounting firm that audited our financial statements included in this report, has also audited the effectiveness of our internal control over financial reporting as stated in their report included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Certain information, as of March 13, 2008, with respect to each of the current directors is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, and the year in which each person became a director.

The business address of director listed below is 500 Park Avenue, 5 th Floor, New York, New York, 10022.

Name	Age	Position	Year Appointed/Elected
Michael S. Gross	46	Chairman, Chief Executive Officer and Secretary	2006
Adam Aron	53	Director	2006
Irwin D. Simon	49	Director	2006
Robert Sheft	46	Director	2006

Michael S. Gross has been the chairman of our board of directors, chief executive officer and secretary since our inception in April 2006. Since March 2007, Mr. Gross has served as the chairman, chief executive officer and managing member of Solar Capital, LLC, a newly organized externally managed finance company focusing on debt and equity investments in leveraged companies, including middle-market companies. In addition, since July 2006, Mr. Gross has been co-chairman of the investment committee of Magnetar Financial LLC, an investment manager that invests primarily in equity and debt securities in the public market, and a senior partner in Magnetar Capital Partners LP, the holding company for Magnetar Financial LLC. In such capacities, Mr. Gross heads Magnetar Financial LLC’s credit and private investment business, which focuses primarily on debt securities, Magnetar Financial LLC has 50 investment professionals and offices in Evanston, Illinois; New York, New York; San Francisco, California; Philadelphia, Pennsylvania and London, England. Between February 2004 and February 2006, Mr. Gross was the president and chief executive officer of Apollo Investment Corporation, a publicly traded business development company that he founded and on whose board of directors and investment committee he served as chairman from February 2004 to July 2006, and was the managing partner of Apollo Investment Management, L.P., the investment adviser to Apollo Investment Corporation. Apollo Investment Corporation invests primarily in middle-market companies in the form of mezzanine and senior secured loans as well as by making direct equity investments in such companies. Under his management, Apollo Investment Corporation raised approximately $930 million in gross proceeds in an initial public offering in April 2004 and invested approximately $2 billion in over 60 companies in conjunction with 50 different private equity sponsors. From 1990 to February 2006, Mr. Gross was a senior partner at Apollo Management, L.P., a leading private equity firm which he founded in 1990 with five other persons. Since its inception through June 30, 2006, Apollo Management, L.P. has invested more than $13 billion in over 150 companies in the United States and Western Europe. During his tenure at Apollo Management, L.P., Mr. Gross was a member of an investment committee that was responsible for overseeing such investments. In addition, from 2003 to February 2006, Mr. Gross was the managing partner of Apollo Distressed Investment Fund, an investment fund he founded to invest principally in non-control oriented distressed debt and other investment securities of leveraged companies. Mr. Gross currently serves on the boards of directors of Saks, Inc., United Rentals, Inc., Alternative Asset Management Acquisition Corp. and Jarden Corporation, and in the past has served on the boards of directors, including in certain cases, in the capacity as a lead director, of more than 20 public and private companies. He is a founding member, and serves on the executive committee, of the Youth Renewal Fund, is the chairman of the board of Mt. Sinai Children’s Center Foundation, and serves on the Board of Trustees of the Trinity School and on the corporate advisory board of the University of Michigan Business School.

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

Board Committees

Our board of directors has formed an audit committee, a compensation committee and a governance and nominating committee. Each committee is comprised of three directors. During 2007, our board of directors held four board meetings and four audit committee meetings. No meetings of the governance and nominating committee were held, as no new candidates have been sought for election to our board of directors subsequent to our initial public offering. In addition, no meetings of the compensation committee were held, as none of our executive officers or directors have received, or will receive, any cash or other compensation for services rendered to us prior to our consummation of a business combination, other than pursuant to our arrangement with Marathon Management, LLC described below. All directors attended at least 75% of the aggregate number of meetings of the board and of the respective committees on which they served. The Company requires each director to make a diligent effort to attend all board and committee meetings, as well as each annual or special meeting of stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Act of 1934, the Company’s directors and executive officers, and any persons holding 10% or more of its common stock, are required to report their beneficial ownership and any changes therein to the Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2007 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Item 11.	Executive Compensation

Executive Officer and Director Compensation

Members of our management team, including our directors, have not received any cash or other compensation for services rendered to us to date. Commencing on August 24, 2006 through the acquisition of a target business, we have agreed to pay Marathon Management, LLC, an entity owned and controlled by Mr. Gross, a total of $7,500 per month for office space and administrative services, including secretarial support. This arrangement was agreed to by Marathon Management, LLC for our benefit and is not intended to provide Mr. Gross compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. No other director has a relationship with or interest in Marathon Management, LLC. For the year ended December 31, 2007, we paid Marathon Management, LLC a total of $90,000 pursuant to this arrangement.

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

Compensation Discussion and Analysis

We have not included a compensation discussion and analysis, as members of our management team, including our directors, have not received any cash or other compensation for services rendered to us during the year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2008, by:

•

each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the sponsor warrants or our other outstanding warrants, as we do not believe that these warrants will become exercisable within 60 days of March 13, 2008.

Name	Number of Shares	Percentage of Class (1)	Relationship to Us
Michael Gross (2)	9,225,000	18.7%	Chairman of the Board, Chief Executive Officer and Secretary
Adam Aron	50,000	*	Director
Irwin D. Simon	50,000	*	Director
Robert Sheft	50,000	*	Director
Executive officers and directors as a group	9,375,000	19.0%
Soros Strategic Partners LP/SFM Participation II, L.P./SFM AH LLC/Soros Fund Management LLC/George Soros/Robert Soros/Jonathan Soros (3) 623 5th Avenue 26th Floor New York, NY 10022	3,750,000	7.6%	Stockholder
The Baupost Group, L.L.C./SAK Corporation/Seth A. Klarman (4) 10 St. James Avenue Suite 2000 Boston, MA 02116	5,277,639	10.7%	Stockholder
Satellite Fund II, L.P./Satellite Fund IV, L.P./Satellite Overseas Fund, Ltd./The Apogee Fund, Ltd./Satellite Overseas Fund V, Ltd./Satellite Overseas Fund VI, Ltd./Satellite Overseas Fund VIII, Ltd./Satellite Overseas Fund IX, Ltd./Satellite Asset Management, L.P./Satellite Fund Management LLC/Satellite Advisers, L.L.C. (5) 623 Fifth Avenue 19th Floor New York, NY 10022	3,405,017	6.9%	Stockholder
Sapling, LLC/Fir Tree Capital Opportunity Master Fund, L.P./Fir Tree, Inc.(6) 505 Fifth Avenue 23rd Floor New York, NY 10017	4,474,800	9.1%	Stockholder
Dorset Management Corporation/David M. Knott (7) 485 Underhill Boulevard, Suite 205 Syosset, NY 11791	2,725,000	5.5%	Stockholder
Oliveira Capital, LLC(8) 18 Fieldstone Court New City, NY 10956	2,650,000	5.4%	Stockholder
Azimuth Opportunity, Ltd.(9) Qwomar Complex, 4th Floor P.O. Box 3170 Road Town, Tortola British Virgin Islands	3,576,000	7.2%	Stockholder
Millenco LLC/Millennium Management LLC/Israel A. Englander(10) 666 Fifth Avenue New York, NY 10103	2,473,525	5.0%	Stockholder

*	Represents less than one percent.
(1)	Based on a total of 49,410,850 shares of the Company’s common stock issued and outstanding on March 13, 2008.
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

(4)

Based upon information contained in the Schedule 13G/A filed July 9, 2007 by The Baupost Group, L.L.C., SAK Corporation and Seth A. Klarman. Pursuant to the Schedule 13G/A, Mr. Klarman is the sole director of SAK Corporation, which serves as manager for The Baupost Group.

(5)

Based upon information contained in the Schedule 13G/A filed February 13, 2008 by Satellite Fund II, L.P., Satellite Fund IV, L.P., Satellite Overseas Fund, Ltd., The Apogee Fund, Ltd., Satellite Overseas Fund V, Ltd., Satellite Overseas Fund VI, Ltd., Satellite Overseas Fund VIII, Ltd., Satellite Overseas Fund IX, Ltd., Satellite Asset Management, L.P., Satellite Fund Management LLC and Satellite Advisers, L.L.C. Pursuant to the Schedule 13G/A, Satellite Advisers, L.L.C. has discretionary trading authority over Satellite Fund II, L.P. and Satellite Fund IV, L.P., which collectively hold approximately 696,389 shares of our common stock. In addition, pursuant to the Schedule 13G/A, Satellite Asset Management, L.P. has discretionary investment trading authority over Satellite Overseas Fund, Ltd., The Apogee Fund, Ltd., Satellite Overseas Fund V, Ltd., Satellite Overseas Fund VI, Ltd., Satellite Overseas Fund VIII, Ltd. and Satellite Overseas Fund IX, Ltd., which collectively hold 2,708,628 shares of our common stock. The Schedule 13G/A lists Satellite Fund Management LLC as the general partner of Satellite Asset Management, L.P.

(6)

Based upon information contained in the Schedule 13G/A filed February 14, 2008 by Sapling, LLC, Fir Tree Capital Opportunity Master Fund, L.P. and Fir Tree, Inc. Sapling, LLC may direct the voting and disposition of 3,699,468 shares of our common stock and Fir Tree Capital Opportunity Master Fund, L.P. may direct the voting and disposition of 775,332 shares of our common stock. Pursuant to the Schedule 13G/A, Fir Tree, Inc. serves as the manager for both Sapling, LLC and Fir Tree Capital Opportunity Master Fund, L.P. Pursuant to the Schedule 13G/A, Jeffrey Tannenbaum is the president of Fir Tree, Inc.

(7)

Based upon information contained in the Schedule 13G/A filed February 14, 2007 by Dorset Management Corporation and David M. Knott. Pursuant to the Schedule 13G/A, Mr. Knott is the president of Dorset Management Corporation.

(8)	Based upon information contained in the Schedule 13G filed August 31, 2006 by Oliveira Capital, LLC. Pursuant to the Schedule 13G, Steven Oliveira is the managing member of Oliveira Capital, LLC.
(9)	Based upon information contained in the Schedule 13G/A filed October 29, 2007 by Azimuth Opportunity, Ltd.
(10)

Based upon information contained in the Schedule 13G filed January 25, 2008 by Millenco LLC, Millennium Management LLC and Israel A. Englander. Pursuant to the Schedule 13G, Mr. Englander serves as the managing member of Millennium Management LLC, the manager of Millenco LLC. As a result, each of Mr. Englander and Millennium Management LLC may be deemed to have shares voting and investment discretion over the securities owned by Millenco LLC.

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

We have agreed to pay Marathon Management, LLC, an entity owned and controlled by Mr. Gross, a monthly fee of $7,500 for office space and administrative services, including secretarial support. This arrangement is being agreed to by Marathon Management, LLC for our benefit and is not intended to provide Mr. Gross compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. For the year ended December 31, 2007, we paid Marathon Management, LLC a total of $90,000 pursuant to this arrangement.

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

Item 14.	Principal Accountant Fees and Services.

Eisner LLP (“Eisner”) is exclusively responsible for the opinion rendered in connection with its examination.

	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2006
Fees	$—	$42,000
Audit-related fees	117,625	83,000
Tax fees	14,629	2,000
All other fees	—	—

Total fees	$132,254	$127,000

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

In addition to retaining Eisner to audit our consolidated financial statements for the year ended December 31, 2007, we retained Eisner to provide tax preparation work to us for our 2007 fiscal year. We understand the need for Eisner to maintain objectivity and independence in its audit of our financial statements.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

1. Financial Statements:

Index to Financial Statements

Documents	Page
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	38
Report of Independent Registered Public Accounting Firm	39
Balance Sheets at December 31, 2007 and December 31, 2006	40
Statements of Operations for the year ended December 31, 2007 and for the periods from April 27, 2006 (inception) through December 31, 2006 and December 31, 2007	41
Statement of Stockholders’ Equity for the period from April 27, 2006 (inception) through December 31, 2007	42
Statements of Cash Flows for the year ended December 31, 2007 and for the periods from April 27, 2006 (inception) through December 31, 2006 and December 31, 2007	43
Notes to Financial Statements	44

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

MARATHON ACQUISITION CORP.

Date: March 17, 2008	/s/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 17, 2008	/s/ MICHAEL S. GROSS
Michael S. Gross
Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial Officer)

Date: March 17, 2008	/s/ ADAM ARON
Adam Aron
Director

Date: March 17, 2008	/s/ IRWIN D. SIMON
Irwin D. Simon
Director

Date: March 17, 2008	/s/ ROBERT SHEFT
Robert Sheft
Director