Form 10-Q
period 2008-03-31
Marathon Acquisition Corp.
filed 2008-05-12
CIK 1361652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2008.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of May [    ], 2008 was [49,410,850].

i

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

As of March 31, 2008, approximately $316.1 million was held in trust (plus accrued interest of approximately $0.5 million). We have incurred, and expect to continue to incur, substantial costs related to our proposed merger (See Entry Into Definitive Merger Agreement below). A substantial portion of this amount is attributable to expenses incurred in connection with our proposed merger with GSL Holdings, Inc. As of March 31, 2008, however, we had only approximately $2.1 million of unrestricted cash available for completing our merger with GSL Holdings, Inc. for payment of approximately $3.1 million of accrued expenses and for general corporate purposes. As a result, we cannot assure you that the cash we have available will be sufficient to cover our expenses.

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

Through March 31, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have incurred significant costs conducting our due diligence activities and merger negotiations we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three months ended March 31, 2008, we earned approximately $2.0 million in interest income, of which approximately $1.5 million was received and approximately $0.5 million was accrued as of March 31, 2008. This represents a decrease in investment income of approximately $2.0 million from the three months ended March 31, 2007, reflecting lower yields on our investments during the three months ended March 31, 2008.

We have incurred, and expect to continue to incur, substantial costs related to our proposed merger (See Entry Into Definitive Merger Agreement below). As of March 31, 2008, however, we had only approximately $2.1 million of unrestricted cash available for completing our merger with GSL Holdings, Inc., for payment of approximately $3.1 million of accrued expenses and for general corporate purposes. As a result, we cannot assure you that the cash we have available will be sufficient to cover our expenses.

Net proceeds from our initial public offering and private placement of warrants to Marathon Investors, LLC placed in trust	$302,416,724
Deferred underwriters’ discounts and commissions	6,405,736
Total interest received to date	21,360,648
Less total interest disbursed to us for working capital through March 31, 2008	3,900,000
Less total taxes paid through March 31, 2008	10,140,406

Total funds held in trust account at March 31, 2008	$316,142,702

Interest receivable attributable to the trust	$450,781

For the three months ended March 31, 2008, we paid or incurred an aggregate of approximately $3,284,735 (excluding income taxes) in expenses for the following purposes:

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

This represents an increase in expenses from the three months ended March 31, 2007 of approximately $613,000, reflecting additional legal and accounting fees and due diligence expenses associated with our negotiation and entry into a definitive merger agreement relating to a proposed business combination, as described below.

We have incurred, and expect to continue to incur, substantial costs related to our proposed merger (See Entry Into Definitive Merger Agreement below). As of March 31, 2008, however, we had only approximately $2.1 million of unrestricted cash available for completing our merger with GSL Holdings, Inc., for payment of approximately $3.1 million of accrued expenses and for general corporate purposes. As a result, we cannot assure you that the cash we have available will be sufficient to cover our expenses.

Entry Into Definitive Merger Agreement

On March 21, 2008, we entered into the Agreement and Plan of Merger (the “Merger Agreement”), by and among Marathon Acquisition Corp. (“Marathon”), GSL Holdings, Inc. (“Holdings”), CMA CGM S.A. (“CMA”) and Global Ship Lease, Inc. (“GSL”) a wholly owned subsidiary of CMA CGM S.A. pursuant to which Marathon will merge with and into Holdings, its newly-formed, wholly-owned Marshall Islands subsidiary, and then GSL will merge with and into Holdings, with Holdings continuing as the surviving company domiciled in the Marshall Islands and to be renamed “Global Ship Lease, Inc.” (collectively, the “Merger”).

As result of the Merger, each holder of a share of Marathon common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time of the Merger will receive one share of Class A common stock, par value $0.01 per share, of Holdings, except that a certain portion of the consideration received by Marathon Founders, LLC and the independent directors of Marathon will include an aggregate of 5,000,000 shares of Class B common stock, par value $0.01 per share, of Holdings, in lieu of Class A common stock; and CMA will receive $66,570,135 in cash, 7,844,600 shares of Class A common stock of Holdings, 5,000,000 shares of Class B common stock of Holdings, and 12,375,000 shares of Class C common stock, par value $0.01 per share, of Holdings. The rights of holders of Class B common stock will be identical to those of holders of Class A common stock, except that the holders of Class B common stock will not be entitled to receive any dividends until January 2009 and their dividend rights will be subordinated to those of holders of Class A common stock until at least July 2011. The rights of holders of Class C common stock will be identical to those of holders of Class A common stock, except that holders of Class C common stock will not be entitled to receive dividends until January 2009 and the Class C common shares will convert into Class A common shares on a one-for-one basis on January 1, 2009. Outstanding warrants to acquire shares of Marathon common stock will become warrants to receive the same number of shares of Class A common stock of Holdings. The board of directors of Marathon and the supervisory board of CMA have approved the transaction.

The Merger Agreement contains customary representations and warranties by each of the parties. The representations and warranties do not survive the closing.

Marathon and GSL have agreed to operate in the ordinary course and to refrain from taking certain actions without obtaining the other party’s prior written consent (which shall not be unreasonably withheld). Until the termination of the Merger Agreement or the effectiveness of the Merger, the parties have agreed not to encourage, solicit, initiate, engage or participate in negotiations regarding an alternative transaction. The parties have agreed to use commercially reasonable efforts to consummate the transaction, including commercially reasonable efforts by Marathon to obtain the requisite stockholder approval and warrantholder consent. Marathon and GSL will afford to each other reasonable access to properties, books, records, and personnel and Marathon will be permitted to conduct an inspection of GSL’s vessels prior to the closing.

Marathon and GSL have filed a preliminary registration statement containing a proxy statement/prospectus with the U.S. Securities and Exchange Commission for the purpose of obtaining the requisite approval of Marathon’s stockholders to the Merger and consents from holders of Marathon outstanding warrants to amend the Warrant Agreement to allow Marathon to merge into a non-U.S. corporation as contemplated by the Merger Agreement, and for the registration of the issuance of shares of Class A common stock to Marathon stockholders. As soon as practicable after the U.S. Securities and Exchange Commission approval, the proxy statement/prospectus will be distributed to Marathon’s stockholders and warrantholders, a stockholders meeting will be called and proxies and consents shall be solicited in favor of the proposed transaction.

The obligations of Marathon and Holdings, on the one hand, and CMA and GSL, on the other hand, to consummate the transaction are subject to the following closing conditions: (i) Marathon shall have obtained the approval of its stockholders and consent of its warrantholders with respect to the transaction, (ii) holders of less than 20% of Marathon’s common stock shall have exercised their rights to convert their shares into a pro rata share of the aggregate amount then on deposit in the trust fund, (iii) the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iv) no statute, rule, regulation, decree, injunction or order of any governmental entity which prohibits the consummation of the transaction shall have been enacted, issued or entered, (v) accuracy of representations and warranties of the other parties, (vi) performance and compliance by the other parties with their respective agreements and covenants, (vii) execution of related transaction agreements and (viii) Marathon and Holdings shall have received tax opinions from legal counsel. In addition, the obligation of Marathon and Holdings to consummate the transaction is also subject to (x) an absence of a material adverse effect on GSL and (y) GSL’s credit facility shall be in full force and effect as of the time of the Merger, and the obligation of CMA and GSL to consummate the transaction is also subject to (a) an absence of a material adverse effect on Marathon or Holdings and (b) Marathon having made appropriate arrangements reasonably satisfactory to GSL and CMA to have the trust fund (which shall contain no less than $240 million) disbursed to Marathon and CMA upon the closing.

The Merger Agreement may be terminated at any time prior to the closing, as follows: (i) by mutual written consent of Marathon and CMA, (ii) by Marathon or CMA if the transaction has not been consummated by August 31, 2008, (iii) by either Marathon, CMA or GSL if a governmental entity has issued a final and non-appealable order, decree, judgment or ruling or taken any other action permanently restraining, enjoining or otherwise prohibiting the closing of the transaction, (iv) by Marathon, on the one hand, or CMA and GSL, on the other hand, if either party materially breaches any of its representations, warranties, covenants or agreements such that the applicable closing condition would not be satisfied (subject to cure provisions), and (v) by either party, if Marathon’s stockholders do not approve, and warrantholders do not consent to, the Merger (or if holders of 20% or more of Marathon’s common stock exercise conversion rights).

Pursuant to a second amended and restated asset purchase agreement (the “Asset Purchase Agreement”) to be entered into on the closing date of the transaction, GSL will purchase five additional vessels from CMA with expected delivery between December 2008 and July 2009 for an aggregate purchase price of $437 million, of which $99 million of the purchase consideration will be deemed to be a prepayment for such vessels.

The foregoing summary of the Merger Agreement and the Asset Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement included in our Preliminary Proxy Materials filed under cover of Schedule 14A on April 18, 2008 (SEC File No. 1-32983) and incorporated by reference herein.

In connection with the proposed Merger, on March 24, 2008, Marathon entered into a second supplemental agreement (the “Second Supplemental Warrant Agreement”) to the warrant agreement dated as of August 30, 2006 (the “Warrant Agreement”) by and between the Company and The Bank of New York, a New York trust company (the successor thereto under the Warrant Agreement, Mellon Investor Services LLC, a New Jersey limited liability company), as Warrant Agent, to alter certain rights affecting the Sponsor Warrants (as such term is defined in the Warrant Agreement), consistent with the terms of the Warrant Agreement and having received unanimous consent from all of the holders of the Sponsor Warrants, to provide that (i) the Sponsor Warrants must be exercised on a cashless basis and (ii) the Sponsor Warrants would be subject to Marathon’s right of Redemption (as such term is defined in the Warrant Agreement), in each case, if and only if the Merger is consummated.

The foregoing summary of the Second Supplemental Warrant Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Second Supplemental Warrant Agreement attached as Exhibit 4.3 to our Current Report on Form 8-K filed on March 25, 2008 and incorporated by reference herein.

Recent Accounting Pronouncements

Fair Value Measurements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning November 15, 2007. The Company’s adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities—In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the first quarter of 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of risk management. Disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows, are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial position and results of operations.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial position and results of operations.

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

The Company’s statements of operations include a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($209,741 and $221,646 for the three months ended March 31, 2008 and 2007, respectively) by the weighted average number of shares subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

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

As of March 31, 2008, approximately $316.1 million (excluding approximately $6.4 million of deferred underwriting discounts and commissions) was held in trust for the purposes of consummating a business combination. The proceeds held in trust (including approximately $6.4 million of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States. As of March 31, 2008, the effective annualized interest rate earned on our investment was approximately 3.6%. Assuming no other changes to our holdings as of March 31, 2008, a 1% increase in the underlying interest rate payable on our investment as of March 31, 2008 would result in an increase of approximately $791,032 in the interest earned on our investment for the following 90-day period, and a corresponding increase in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on April 27, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures.

As of March 31, 2008, we, including our chief executive officer, who also serves as our principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective in timely alerting management of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may accrue expenses in excess of available cash.

We have incurred, and expect to continue to incur, substantial costs related to our proposed merger with GSL Holdings, Inc. For example, for the three months ended March 31, 2008, we paid or incurred an aggregate of approximately $3.3 million in expenses, excluding income taxes. A substantial portion of this amount is attributable to expenses incurred in connection with our proposed merger with GSL Holdings, Inc. As of March 31, 2008, however, we had only approximately $2.1 million of unrestricted cash available for completing our merger with GSL Holdings, Inc. and for general corporate purposes. As a result, we cannot assure you that the cash we have available will be sufficient to cover our expenses.

Other than as set forth above, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, other than the additional risk factors set forth under the caption “Risk Factors” in our Preliminary Proxy Materials filed under cover of Schedule 14A on April 18, 2008 (SEC File No. 1-32983), which are specifically incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2008.

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

As of March 31, 2008, we have paid or incurred an aggregate of approximately $15.0 million in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

As of March 31, 2008, after giving effect to our initial public offering and our operations subsequent thereto, including our withdrawal of approximately $14.2 million of the interest earned on the funds held in the trust account through March 31, 2008, including approximately $10.3 million withdrawn for the payment of estimated taxes thereon and $3.9 million withdrawn for working capital purposes, approximately $316.1 million was held in trust. We have incurred, and expect to continue to incur, substantial costs related to our proposed merger (See Entry Into Definitive Merger Agreement below). A substantial portion of this amount is attributable to expenses incurred in connection with our proposed merger with GSL Holdings, Inc. As of March 31, 2008, however, we had only approximately $2.1 million of unrestricted cash available for completing our merger with GSL Holdings, Inc. for payment of approximately $3.1 million of accrued expenses and for general corporate purposes. As a result, we cannot assure you that the cash we have available will be sufficient to cover our expenses.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the quarter ended March 31, 2008.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger among the Registrant, GSL Holdings, Inc., CMA CGM S.A. and Global Ship Lease, Inc. ******

3.1	Amended and Restated Certificate of Incorporation *

3.2	By-laws **

4.1	Specimen Unit Certificate **

4.2	Specimen Common Stock Certificate **

4.3	Specimen Warrant Certificate **

4.4	Form of Warrant Agreement between the Warrant Agent and the Registrant ***

4.5	First Supplemental Warrant Agreement between the Warrant Agent and the Registrant ******

4.6	Second Supplemental Warrant Agreement between the Warrant Agent and the Registrant ******

10.1	Form of Letter Agreement between the Registrant and each of Marathon Founders, LLC, Marathon Investors, LLC, and all of the directors and executive officers of the Registrant ****

10.2	Promissory Note, dated May 11, 2006, issued to Michael S. Gross*****

10.3	Letter Agreement between the Registrant and Marathon Management, LLC **

10.4	Form of Registration Rights Agreement among the Registrant, Marathon Investors, LLC, Marathon Founders, LLC and certain directors of the Registrant ****

10.5	Founders’ Unit Agreement among the Registrant and Marathon Founders, LLC and certain directors of the Registrant *****

10.6	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers **

10.7	Form of Investment Management Trust Account Agreement by and between the Registrant and The Bank of New York ****

10.8	Founder Warrant Purchase Agreement between the Registrant and Marathon Investors, LLC *****

10.9	First Supplemental Founder Warrant Purchase Agreement between the Registrant and Marathon Investors, LLC ******

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed in connection with Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on May 12, 2006.
**	Previously filed in connection with amendment no. 2 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on August 1, 2006.
***	Previously filed in connection with amendment no. 5 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on August 23, 2006.
****	Previously filed in connection with amendment no. 3 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on August 8, 2006.
*****	Previously filed in connection with amendment no. 1 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on June 29, 2006.
******	Previously filed in connection with the Current Report on Form 8-K (File No. 1-32983) filed on March 25, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2008	MARATHON ACQUISITION CORP.

	By:	/s/ Michael S. Gross
Michael S. Gross
Chief Executive Officer
(Principal Financial Officer)

MARATHON ACQUISITION CORP.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash	$2,132,372	$2,671,034
Prepaid expenses	14,385	39,935
Prepaid income taxes	931,547	458,139
Interest receivable attributable to trust	450,781	999,199

Total current assets	3,529,085	4,168,307

Investments held in trust account	316,142,702	314,130,809
Deferred acquisition costs	1,421,951	—

Total assets	$321,093,738	$318,299,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$3,078,767	$162,559
Income tax payable	726,630	47,886
Deferred underwriting discounts and commissions	6,405,736	6,405,736

Total current liabilities	10,211,133	6,616,181

Common stock subject to possible conversion (8,003,166 shares at $7.72 per share)	61,795,116	61,795,116
Interest attributable to common stock subject to possible conversion (net of income taxes of $1,329,987 and $1,156,989 at March 31, 2008 and December 31, 2007, respectively)	1,612,462	1,402,720
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 249,000,000 shares authorized; 49,410,850 shares issued and outstanding (including 8,003,166 shares subject to possible conversion)	4,942	4,942
Additional paid-in capital	240,553,066	240,553,066
Retained earnings accumulated during development stage	6,917,019	7,927,091

Total stockholders’ equity	247,475,027	248,485,099

Total liabilities and stockholders’ equity	$321,093,738	$318,299,116

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended March 31, 2008	Three Months ended March 31, 2007	Period from April 27, 2006 (inception) through March 31, 2008
Formation and general and administrative costs	$1,862,784	$286,275	$3,470,688

Net loss from operations	(1,862,784)	(286,275)	(3,470,688)
Other income – interest	1,953,413	3,911,907	22,082,681

Income before provision for taxes	90,629	3,625,632	18,611,993
Provision for income taxes	(890,960)	(1,639,000)	(10,082,512)

Net (loss) income	(800,331)	1,986,632	8,529,481
Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $172,998, $182,817 and $1,329,987)	(209,741)	(221,646)	(1,612,462)

Net (loss) income attributable to common stock not subject to possible conversion	$(1,010,072)	$1,764,986	$6,917,019

Maximum number of shares subject to possible conversion:
Weighted average shares outstanding subject to possible conversion	8,033,166	8,033,166
(Loss) income per share amount (basic and diluted)	$(0.03)	$0.03
Weighted average shares outstanding not subject to possible conversion
Basic	41,407,684	41,407,684
Diluted	41,407,684	50,682,881
Net (loss) income per share amount
Basic	$(0.02)	$0.04
Diluted	$(0.02)	$0.03

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from April 27, 2006 (inception) through March 31, 2008

	Common Stock		Additional Paid-In Capital	Earnings Accumulated in the Development Stage	Stockholders’ Equity
	Shares	Amount
Issuance of common stock to initial stockholders	9,375,000	$938	$24,062	$—	$25,000
Sale of 40,035,850 units, net of underwriters’ discounts and commissions and offering expenses (including 8,003,1666 shares subject to possible conversion)	40,035,850	4,004	296,824,120	—	296,828,124
Sale of private placement warrants	—	—	5,500,000	—	5,500,000
Net proceeds subject to possible conversion of 8,003,166 shares	—	—	(61,795,116)	—	(61,795,116)
Net Income	—	—	—	2,647,015	2,647,015

Balance at December 31, 2006	49,410,850	$4,942	$240,553,066	$2,647,015	$243,205,023

Accretion of trust account relating to common stock subject to possible conversion	—	—	—	(1,402,721)	(1,402,721)
Net income	—	—	—	6,682,797	6,682,797

Balance at December 31, 2007	49,410,850	$4,942	$240,553,066	$7,927,091	$248,485,099

Accretion of trust account relating to common stock subject to possible conversion	—	—	—	(209,741)	(209,741)
Net (loss)	—	—	—	(800,331)	(800,331)

Balance at March 31, 2008 (unaudited)	49,410,850	$4,942	$240,553,066	$6,917,019	$247,475,027

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months ended March 31, 2008	Three Months ended March 31, 2007	Period from April 27, 2006 (inception) through March 31, 2008
Cash flows from operating activities
Net income (loss)	$(800,331)	$1,986,632	$8,529,481
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income taxes	—	(131,000)	—
Changes in:
Prepaid expenses	25,550	71,990	(51,189)
Interest receivable	548,418	(16,417)	(450,781)
Accrued expenses	1,494,258	1,397	1,656,815
Income tax payable	205,336	1,150,001	(168,112)

Net cash provided by operating activities	1,473,231	3,062,603	9,516,214
Cash flows from investing activities
Investments held in trust account	(2,011,893)	(1,180,918)	(316,142,702)

Net cash used by investing activities	(2,011,893)	(1,180,918)	(316,142,702)

Cash flows from financing activities
Proceeds from note to stockholder			225,000
Repayment of note to stockholder			(225,000)
Proceeds from public offering, net			303,233,860
Proceeds from issuance of warrants			5,500,000
Proceeds from issuance of securities to initial stockholders			25,000

Net cash provided by financing activities	—	—	308,758,860

Net (decrease) increase in cash	(538,662)	1,881,685	2,132,372
Cash – beginning of period	2,671,034	1,370,943	—

Cash – end of period	$2,132,372	$3,252,628	$2,132,372

Non-cash financing activities
Deferred underwriting discounts and commissions	$—	$—	$6,405,736
Non-cash investing activities
Accrued deferred acquisition costs	$1,421,951	—	$1,421,951
Cash paid for income taxes	$675,000	$620,000	$10,140,406

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

Note 1 — Organization and Nature of Business Operations

Marathon Acquisition Corp. (the “Company”) was incorporated in Delaware on April 27, 2006 as a blank check company whose objective is to acquire, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more currently unidentified operating business or businesses. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. All activity through March 31, 2008 relates to the company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses described below and in Note 3. At March 31, 2008, the Company had not commenced any operations.

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

The Company’s efforts in identifying prospective target businesses will not be limited to a particular industry. Instead, the Company intends to focus on various industries and target businesses that may provide significant opportunities for growth.

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

If a Business Combination is approved and completed, Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including any interest earned on their pro rata portion of the trust account, net of income taxes payable thereon, and net of any interest income of up to $3.9 million on the balance of the trust account previously released to the Company to fund its working capital requirements (subject to the tax holdback). Public Stockholders who exercise their conversion rights will continue to have the right to exercise any Warrants they may hold. It is important to note that voting against a Business Combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account, which only occurs when the stockholder exercises the conversion rights described above.

During the quarter ended March 31, 2007, the Company earned enough interest on a cumulative basis to begin accreting interest income to the common stock subject to possible conversion. Accordingly, the Company accreted approximately $209,741 of interest, net of taxes, to the common stock subject to possible conversion for the three months ended March 31, 2008 and approximately $1,612,462 of interest, net of taxes, for the period from April 26, 2006 (inception) through March 31, 2008.

In the event that the Company does not effect a Business Combination within 24 months after consummation of the Offering, the Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account, including accrued interest, less any income taxes payable on interest income and any interest income of up to $3.9 million on the balance of the trust account previously released to the Company to fund its working capital requirements, including the costs of the Company’s dissolution and liquidation (subject to the tax holdback), plus any remaining net assets. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note 3).

Going concern consideration – As indicated in the accompanying financial statements, at March 31, 2008 the Company had unrestricted cash of $2,132,372 and $3,078,767 in accrued expenses, The Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. In addition, there is no assurance that the Company will successfully complete a Business Combination by August 30, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 2 — The Proposed Merger

On March 21, 2008, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, GSL Holdings, CMA CGM S.A., a French Corporation and Global Ship Lease pursuant to which the Company will merge with and into GSL Holdings, Inc., its newly-formed, a wholly owned Marshall Islands subsidiary and then Global Ship Lease will merge with and into GSL Holdings, Inc. with GSL Holdings, Inc. continuing as the surviving corporations and to be renamed Global Ship Lease, Inc. On April 18, 2008, the Company filed with the Securities and Exchange Commission a preliminary proxy statement relating to the Merger Agreement. There can be no assurance that this business combination will be consummated.

Note 3 — Summary of Significant Accounting Policies

[a] Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The trust assets are invested in one or more money market funds.

[b] Earnings per common share:

(i)	Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

(ii)

The Company’s statements of operations include a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($209,741 and $221,646 for the three months ended March 31, 2008 and 2007, respectively) by the weighted average number of shares subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion

At March 31, 2008 and 2007, the Company had outstanding warrants to purchase 45,535,850 shares of common stock.

The weighted average number of shares used in the basic and diluted net (loss) income per share for shares outstanding not subject to possible conversion are as follows:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Weighted average number of shares outstanding as used in computation of basic income per share	41,407,684	41,407,684
Effect of diluted securities – warrants		9,275,197

Shares used in computation of diluted (loss) income per share	41,407,684	50,682,881

For the three months ended March 31, 2008, 40,535,850 shares attributable to the exercise of outstanding warrants were excluded from the calculation of diluted net (loss) per share for shares not subject to possible conversion because the effect was antidilutive.

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

[d] Fair Value Measurements –

The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of March 31, 1008 and December 31, 2007.

In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), the Company applies a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of cash and investments held in the trust account were estimated using Level 1 inputs and approximates the fair value because of their nature and respective duration.

[e] Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company will record any penalties and interest associated with any tax adjustments due to audits as an operating expense.

[f] Recent accounting developments:

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

Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the impact of SFAS 160 on the financial statements. In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of risk management. Disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and hedged items affect a company’s financial position, financial performance, and cash flows, are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial position and results of operations.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial position and results of operations.

Note 4 — Deferred Acquisition Costs

As of March 31, 2008, the Company has accumulated approximately $1,421,000 in deferred costs related to the proposed merger with the Global Ship Lease (Note 2). These costs will be capitalized contingent upon the completion of the Business Combination following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the acquisition is not completed or if the proposed merger is considered either a re-capitalization or reverse merger for accounting purposes, these costs will be recorded as an expense. Deferred acquisition costs consist primarily of approximately $1,341,000 for legal services, $58,000 for due diligence services and $22,000 for other related deal expenses.

Note 5 — Initial Public Offering

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

On September 27, 2006 the Company sold an additional 2,535,850 Units pursuant to the Over-Allotment Option Exercise.

        As of March 31, 2008, after giving effect to the Company’s withdrawals of funds for tax purposes and for working capital requirements subsequent to completion of its initial public offering, approximately $316,143,000 was held in trust. As of March 31, 2008, however, we had only approximately $2.1 million of unrestricted cash available for completing our merger with GSL Holdings, Inc. for payment of approximately $3.1 million of accrued expenses and for general corporate purposes. As a result, we cannot assure you that the cash we have available will be sufficient to cover our expenses.

Note 6 — Note Payable to Affiliate and Related Party Transactions

The Company issued an aggregate of $225,000 in an unsecured promissory note to the Company’s chairman, chief executive officer and secretary on May 10, 2006. The note was non-interest bearing and was payable on the earlier of December 31, 2006 or the consummation of the Offering by the Company. The note was fully repaid on August 30, 2006 and no further amounts are due.

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliate of the Company’s chairman, chief executive officer and secretary. Services will commence on the completion of the Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. Through March 31, 2008, the Company had incurred approximately $22,500 for both the three months ended March 31, 2008 and the three months ended March 31, 2007, and $142,500 for the period from April 27, 2006 through March 31, 2008, respectively, in accordance with this agreement.

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

Note 7 — Units

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

Note 8 — Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 9 — Income Taxes

The Company’s provision for income taxes consisted of the following:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Period from April 27, 2006 (inception) through March 31, 2008
Current
Federal	$678,744	$1,171,000	$6,952,660
State	212,216	599,000	3,323,292

Total current	890,960	1,770,000	10,275,952
Deferred	—	(131,000)	(193,440)

Provision for income taxes	$890,960	$1,639,000	$10,082,512

The difference between the actual income tax expense and that computed by applying the U.S. federal income tax rate of 35% to pretax income from operations is summarized below:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Computed expected tax expense	35.0%	35.0%
State and local income taxes net of federal benefit	10.2%	10.2%
Change in valuation allowance	934.1%	—

Effective tax rate	979.3%	45.2%

The Company is considered in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer certain expenses for tax purposes. Therefore, the Company has recorded for the three months ended March 31, 2008 a deferred income tax asset of $906,000. The Company believes that it is more likely than not that it will not be able to realize this deferred tax asset in the future and, therefore, it has provided a valuation allowance against this deferred tax asset as of March 31, 2008. As a result, the Company’s statement of operations for the three months ended March 31, 2008 reflects a provision for income taxes of $890,960 against income before provision for income taxes of $90,629. The Company’s 2006 Federal and State tax returns have not been audited, and remain subject to tax audit.