Form 10-Q
period 2008-06-30
Marathon Acquisition Corp.
filed 2008-08-11
CIK 1361652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of August 11, 2008 was 49,410,850.

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	F-1

	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2008 and June 30, 2007 and for the period from April 27, 2006 (inception) through June 30, 2008	F-2

	Consolidated Statement of Stockholders’ Equity (unaudited) for the period from April 27, 2006 (inception) through June 30, 2008	F-3

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2008 and June 30, 2007 and for the period from April 27, 2006 (inception) through June 30, 2008	F-4

	Notes to Consolidated Financial Statements (unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	1

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6

Item 4.	Controls and Procedures	6

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 1A.	Risk Factors	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults upon Senior Securities	7

Item 4.	Submission of Matters to a Vote of Security Holders	7

Item 5.	Other Information	7

Item 6.	Exhibits	7

SIGNATURES		9

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Reference is made to our consolidated financial statements and accompanying notes beginning on Page F-1 of this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the US Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes and schedules thereto.

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

As of June 30, 2008, approximately $316.7 million was held in trust (plus accrued interest of approximately $0.5 million). We have incurred, and expect to continue to incur, substantial costs related to our proposed merger with GSL Holdings, Inc. (“GSL Holdings”) and Global Ship Lease, Inc. (“Global Ship Lease”). As of June 30, 2008, we had only approximately $0.8 million of unrestricted cash available for completing our merger with GSL Holdings and Global Ship Lease for payment of approximately $4.3 million of accrued expenses and for general corporate purposes. As a result, we cannot assure you that the cash we have available will be sufficient to cover our expenses. Deferred acquisition costs associated with the proposed merger were approximately $3.6 million as of June 30, 2008.

Net proceeds from our initial public offering and private placement of warrants to Marathon Investors, LLC placed in trust	$302,416,724
Deferred underwriters’ discounts and commissions	6,405,736
Total interest received to date for investments held in trust account	22,976,376
Less total interest disbursed to us for working capital through June 30, 2008	(3,900,000)
Less total taxes paid through June 30, 2008	(11,157,690)

Total funds held in trust account at June 30, 2008	$316,741,146

Interest receivable attributable to the trust	$486,618

The initial target business or business with which we combine must have a collective fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriters’ discounts and commissions). However, we may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.

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

Through June 30, 2008, we have incurred significant costs conducting our due diligence activities and merger negotiations and have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. Interest income was $1.5 million and $3.9 million for the three months ended June 30, 2008 and 2007, respectively, and $3.5 million and $7.8 million for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, approximately $3.0 million was received and $0.5 million was accrued interest.

For the three and six months ended June 30, 2008, we paid or incurred an aggregate of approximately $0.4 million and $2.3 million (excluding income taxes) in expense, respectively, and recorded approximately $3.6 million in deferred acquisition costs as of June 30, 2008 for the following purposes:

•	premiums associated with our directors and officers liability insurance;

•	expenses for due diligence and investigation of prospective target businesses;

•	professional fees and other expenses related to our proposed merger with GSL Holdings and Global Ship Lease;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

This represents an increase in expenses from the three months and six months ended June 30, 2007 of approximately $0.1 million and $1.7 million, respectively, reflecting additional legal and accounting fees and due diligence expenses associated with our negotiation and entry into a definitive merger agreement relating to a proposed business combination with GSL Holdings, Inc., as described below.

We have incurred, and expect to continue to incur, substantial costs related to our proposed merger (See Entry Into Definitive Merger Agreement below). As of June 30, 2008, however, we had only approximately $0.8 million of unrestricted cash available for completing our merger with GSL Holdings, Inc., for payment of approximately $4.3 million of accrued expenses and for general corporate purposes. As a result, we cannot assure you that the cash we have available will be sufficient to cover our expenses.

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

Entry Into Definitive Merger Agreement

On March 21, 2008, we entered into the Agreement and Plan of Merger (the “Merger Agreement”) with GSL Holdings, CMA CGM S.A. (“CMA”) and Global Ship Lease, a wholly owned subsidiary of CMA CGM S.A., pursuant to which we will merge with and into GSL Holdings, our newly-formed, wholly-owned Marshall Islands subsidiary, and then Global Ship Lease will merge with and into GSL Holdings, with GSL Holdings continuing as the surviving company domiciled in the Republic of the Marshall Islands and to be renamed “Global Ship Lease, Inc.” The Merger Agreement was amended on June 2, 2008, July 3, 2008 and July 23, 2008. On July 10, 2008, we filed with the Securities and Exchange Commission a definitive joint proxy statement/prospectus relating to the Merger Agreement. On July 28, 2008, we filed a supplement to the definitive joint proxy statement/prospectus.

As a result of the Merger, each holder of a share of our common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time of the Merger will receive one Class A common share, par value $0.01 per share, of GSL Holdings, except that in lieu of 6,528,094 Class A common shares of GSL Holdings to be received by Marathon Founders, LLC and other initial stockholders, they will receive an aggregate of 3,471,906 Class B common shares, par value $0.01 per share, of GSL Holdings and warrants to acquire an aggregate of 3,056,188 Class A common shares of GSL Holdings.

CMA will receive $18,570,135 in cash, 6,778,650 Class A common shares, 3,934,050 Class B common shares, and 12,375,000 Class C common shares of GSL Holdings. CMA will also receive warrants to acquire 3,131,900 Class A common shares and 1,000 Series A preferred shares of GSL Holdings.

In addition, GSL Holdings intends to repurchase up to $48,000,000 in shares of our common stock or Class A common shares of GSL Holdings at or after the closing to reduce the number of Class A common shares outstanding. In this regard, GSL Holdings may repurchase shares at the closing in privately negotiated transactions with a limited number of shareholders whom it believes would otherwise elect to exercise conversion rights with respect to the their shares of common stock.

The rights of Series A preferred stock will rank senior to the common shares and any class of equity securities issued by GSL Holdings which do not by their terms expressly provide that they are senior to the Series A preferred shares, with respect to dividend rights and rights upon liquidation, dissolution, or winding up of GSL Holdings. The rights of holders of Class B common shares will be identical to those of holders of Class A common shares, except that the holders of Class B common shares will not be entitled to receive any dividends with respect to the second and third quarters of 2008 and their dividend rights will be subordinated to those of holders of Class A common shares until at least July 2011. The rights of holders of Class C common shares will be identical to those of holders of Class A common shares, except that holders of Class C common shares will not be entitled to receive dividends and the Class C common shares will convert into Class A common shares on a one-for-one basis on January 1, 2009. Each outstanding warrant to acquire a share of Marathon common stock will become a warrant to receive one Class A common share of GSL Holdings. Each outstanding unit of Marathon will represent one Class A common share of GSL Holdings and a warrant to acquire one Class A common share of GSL Holdings.

All Series A preferred shares will be mandatorily redeemable by GSL Holdings on the third anniversary date of the Merger or, if earlier, upon a change in control, in each case, at a cash price of $48,000 per share plus all accrued and unpaid dividends to the redemption date. GSL Holdings will also be required to redeem Series A preferred shares from time to time in part upon receipt of cash proceeds from the exercise of any warrants presently existing or hereinafter issued by Marathon or GSL Holdings and upon the occurrence of certain significant transactions.

The warrants issued pursuant to the merger agreement will be exercisable upon issuance and will expire on the fifth anniversary of the issuance date.

The Merger Agreement contains customary representations and warranties by each of the parties. The representations and warranties do not survive the closing.

Marathon and Global Ship Lease have agreed to operate in the ordinary course and to refrain from taking certain material prohibited actions without obtaining the other party’s prior written consent (which shall not be unreasonably withheld) until the consummation of the Merger. Until the termination of the Merger Agreement or the closing of the Merger, the parties have agreed not to encourage, solicit, initiate, engage or participate in negotiations regarding an alternate transaction. The parties have agreed to use commercially reasonable efforts to consummate the transaction, including commercially reasonable efforts by Marathon to obtain the requisite stockholder approval and warrantholder consent. Marathon and Global Ship Lease will afford to each other reasonable access to their properties, books, records, advisors, accountants, counsel and other representatives and to all information reasonably requested by each other, and Marathon will be permitted to conduct an inspection of Global Ship Lease’s vessels prior to the closing.

Marathon and Global Ship Lease have filed a joint proxy statement/prospectus with the U.S. Securities and Exchange Commission for the purpose of (i) soliciting proxies from Marathon’s stockholders for the purpose of obtaining the requisite approval of the Merger Agreement and the transactions contemplated thereby at a meeting of Marathon’s stockholders to be called and held for such purpose, (ii) soliciting consents from holders of Marathon warrants for obtaining the requisite approval of amendments to Marathon’s warrant agreement required for the transactions contemplated in the Merger Agreement and (iii) registering the securities of GSL Holdings to be issued to Marathon’s security holders in connection with the Merger. A special stockholders meeting to vote on the Merger and the related proposals has been scheduled for August 12, 2008. Marathon has received the requisite consent of a majority of the issued and outstanding warrants and executed the third supplement to its warrant agreement on August 6, 2008.

The obligations of Marathon and GSL Holdings, on the one hand, and CMA and Global Ship Lease, on the other hand, to consummate the transaction are subject to the following closing conditions: (i) Marathon shall have obtained the approval of its stockholders and consent of its warrantholders with respect to the transaction, (ii) holders of less than 20% of Marathon’s common stock shall have exercised their rights to convert their shares into a pro rata share of the aggregate amount then on deposit in the trust fund, (iii) the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iv) no statute, rule, regulation, decree, injunction or order of any governmental entity which prohibits the consummation of the transaction shall have been enacted, issued or entered, (v) accuracy of representations and warranties of the other parties, (vi) performance and compliance by the other parties with their respective agreements and covenants, (vii) execution of related transaction agreements and (viii) Marathon and GSL Holdings shall have received tax opinions from legal counsel. In addition, the obligation of Marathon and GSL Holdings to consummate the transaction is also subject to (x) an absence of a material adverse effect on Global Ship Lease and (y) Global Ship Lease’s credit facility shall be in full force and effect as of the time of the Merger, and the obligation of CMA and Global Ship Lease to consummate the transaction is also subject to (a) an absence of a material adverse effect on Marathon or GSL Holdings and (b) Marathon having made appropriate arrangements reasonably satisfactory to Global Ship Lease and CMA to have the trust fund (which shall contain no less than $240 million) disbursed to Marathon and CMA upon the closing.

The Merger Agreement may be terminated at any time prior to the closing, as follows: (i) by mutual written consent of Marathon and CMA, (ii) by Marathon or CMA if the transaction has not been consummated by August 31, 2008, (iii) by either Marathon, CMA or Global Ship Lease if a governmental entity has issued a final and non-appealable order, decree, judgment or ruling or taken any other action permanently restraining, enjoining or otherwise prohibiting the closing of the transaction, (iv) by Marathon, on the one hand, or CMA and Global Ship Lease, on the other hand, if either party materially breaches any of its representations, warranties, covenants or agreements such that the applicable closing condition would not be satisfied (subject to cure provisions), and (v) by either party, if Marathon’s stockholders do not approve, and warrantholders do not consent to, the Merger (or if holders of 20% or more of Marathon’s common stock exercise conversion rights).

Pursuant to a second amended and restated asset purchase agreement (the “Asset Purchase Agreement”) to be entered into on the closing date of the transaction, Global Ship Lease will purchase five additional vessels from CMA with expected delivery between December 2008 and July 2009 for an aggregate purchase price of $437 million, of which $99 million will be deemed to be prepaid by the consideration paid to CMA in the Merger.

The foregoing summary of the Merger Agreement, as amended, and the Asset Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement in our Current Report on Form 8-K filed on March 25, 2008, and the amendments to the Merger Agreement filed in our Current Reports filed on June 3, 2008, July 8, 2008 and July 24, 2008, respectively, and the full text of the Asset Purchase Agreement included in our Current Report on Form 8-K filed on March 25, 2008, and which are all incorporated herein by reference.

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

The foregoing summary of the Second Supplemental Warrant Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Second Supplemental Warrant Agreement attached as Exhibit 4.3 to our Current Report on Form 8-K filed on March 25, 2008 and incorporated herein by reference.

In connection with the proposed Merger, on August 6, 2008, Marathon entered into a third supplemental agreement (the “Third Supplemental Warrant Agreement”) to the Warrant Agreement to amend the Warrant Agreement (1) by amending the definition of “business combination” in the Warrant Agreement to include (A) the merger of Marathon with and into another entity and (B) a merger of Marathon into or with a non-U.S. entity and the subsequent business combination with another entity and (2) by making a conforming change to the merger provision in the Warrant Agreement to include a merger of Marathon into or with a non-U.S. entity.

Recent Accounting Pronouncements

Fair Value Measurements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning November 15, 2007. The Company’s adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of risk management. Disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows, are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial position and results of operations. However, the company considers any impact unlikely.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 sets forth the sources of accounting principles and the framework, or hierarchy, for selecting principles to be used in financial statement preparation. Prior to the issuance of SFAS 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in conformity With Generally Accepted Accounting Principles. SFAS 162 will be effective following approval by the Securities and Exchange Commission (“SEC”). The FASB does not expect the issuance of SFAS 162 to result in a change in current practice. The Company is currently evaluating the impact, if any, that SFAS No. 161 will have on its consolidated financial position and results of operations.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent , and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial position and results of operations. However, the company considers any impact unlikely.

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

Cash and cash equivalents

We consider all highly liquid investments with maturities of three months or less to be cash equivalents, when purchased.

Earnings per common share

Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Warrants issued in the offering and sponsor warrants are contingently exercisable upon consummation of a business combination. Hence, these warrants are presented in the pro-forma diluted earnings per share. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

Our statements of operations include a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($163,633 and $422,445 for the three months ended June 30, 2008 and 2007, respectively and $373,374 and $644,091 for the six months ended June 30, 2008 and 2007, respectively) by the weighted average number of shares subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

To date, our efforts have been limited to organizational activities, activities relating to our initial public offering, and the acquisition of a target business; we have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

As of June 30, 2008, approximately $316.7 million (excluding approximately $6.4 million of deferred underwriting discounts and commissions) was held in trust for the purposes of consummating a business combination. The proceeds held in trust (including approximately $6.4 million of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States. The effective interest rate earned on our investment for the six months June 30, 2008 was approximately 2.17%. Assuming no other changes to our holdings as of June 30, 2008, a 1% increase in the underlying interest rate payable on our investment as of June 30, 2008 would result in an increase of approximately $791,853 in the interest earned on our investment for the following 90-day period, and a corresponding increase in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on April 27, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures.

As of June 30, 2008, we, including our chief executive officer, who also serves as our principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective in timely alerting management of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.	Risk Factors.

We may incur expenses in excess of available cash.

We have incurred, and expect to continue to incur, substantial costs related to our proposed merger with GSL Holdings and Global Ship Lease. For the three and six months ended June 30, 2008, we paid or incurred an aggregate of approximately $0.4 million and $2.3 million in expenses, excluding income taxes, and recorded deferred acquisition costs of $3.6 million as of June 30, 2008, which are attributable to expenses incurred in connection with our proposed merger with GSL Holdings and Global Ship Lease. As of June 30, 2008, however, we had only approximately $0.8 million of unrestricted cash available for completing our merger with GSL Holdings and Global Ship Lease and for general corporate purposes as well as a liability of $4.3 million for accrued expenses. As a result, we cannot assure you that the cash we have available will be sufficient to cover our expenses.

Ownership and further purchases by the initial stockholders and their respective affiliates may influence the outcome of the stockholder vote and could result in the approval of the Merger Agreement.

        Each of our initial stockholders has agreed to vote all of his or its initial shares in accordance with the majority of the votes cast with respect to the merger proposal relating to the Merger Agreement by the holders of the shares issued in the initial public offering, and any shares acquired in or after the initial public offering in favor of the merger proposal. As of July 7, 2008, our initial stockholders, either directly or beneficially, owned and were entitled to vote 11,375,000 shares or approximately 23.0% of Marathon’s outstanding common stock. With respect to the Merger, our initial stockholders have agreed to vote 9,375,000 of their respective shares of common stock which were acquired by them prior to the initial public offering, or 19.0% of the outstanding common stock, in accordance with the majority of the shares of common stock voted by the public stockholders. Our initial stockholders and directors and Marathon Investors, LLC have also agreed that they will vote any shares they purchase in the open market in or after the initial public offering in favor of the merger. As of July 7, 2008, 2,000,000 shares, or 4.0% of the outstanding common stock, were subject to this voting arrangement. Furthermore, our officers and directors and their respective affiliates, at any time prior to the special meeting on August 12, 2008, during a period when they are not then aware of any material nonpublic information regarding Marathon or its securities, may enter into a written plan to purchase Marathon securities pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and may engage in other permissible public market purchases, as well as private purchases, of securities. On June 4, 2008, Michael Gross, our Chief Executive Officer and chairman of our Board of Directors, entered into a stock purchase plan with Citigroup Global Markets Inc., in accordance with the guidelines of Rule 10b5-1 and the provisions of Rule 10b-18 of the Exchange Act, under which he placed a limit order to purchase up to 2,000,000 shares of Marathon common stock at a price of $8 per share or below. Under this plan, 2,000,000 shares were purchased at prices between $7.59 and $7.87 with an average price of $7.84 per share. If our initial stockholders or our officers and directors purchase securities from existing Marathon stockholders that are likely to vote against the transaction, or that are likely to elect to convert their shares, the probability that the business combination will succeed increases, since the number of shares held by public stockholders will be reduced and the number of shares held by insiders will be increased. Therefore the number of shares that will be voted in favor of the merger proposal increases and the number of shares that are converted may decrease.

Other than as set forth above, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, other than the additional risk factors set forth under the caption “Risk Factors” in our Definitive Proxy Statement filed under cover of Schedule 14A on July 10, 2008, which are specifically incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not engage in any unregistered sales of equity securities during the six months ended June 30, 2008.

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

As of June 30, 2008, we have paid or incurred an aggregate of approximately $18.5 million in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	professional fees and other expenses related to our proposed merger with GSL Holdings and Global Ship Lease

•	and other miscellaneous expenses.

As of June 30, 2008, after giving effect to our initial public offering and our operations subsequent thereto, including our withdrawal of approximately $15.0 million of the interest earned on the funds held in the trust account through June 30, 2008, which includes approximately $11.1 million withdrawn for the payment of estimated taxes thereon and $3.9 million withdrawn for working capital purposes, approximately $316.7 million was held in trust. We have incurred, and expect to continue to incur, substantial costs related to our proposed merger (See Entry Into Definitive Merger Agreement above). A substantial portion of this amount is attributable to expenses incurred in connection with our proposed merger with GSL Holdings and Global Ship Lease. As of June 30, 2008, however, we had only approximately $0.8 million of unrestricted cash available for completing our merger with GSL Holdings and Global Ship Lease for payment of approximately $4.3 million of accrued expenses and for general corporate purposes. As a result, we cannot assure you that the cash we have available will be sufficient to cover our expenses.

Item 3.	Defaults upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the quarter ended June 30, 2008.

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger among the Registrant, GSL Holdings, Inc., CMA CGM S.A. and Global Ship Lease, Inc. ******

2.2	Amendment to Agreement and Plan of Merger*******

2.3	Second Amendment to Agreement and Plan of Merger********

2.4	Third Amendment to Agreement and Plan of Merger*********

3.1	Amended and Restated Certificate of Incorporation *

3.2	By-laws **

4.1	Specimen Unit Certificate **

4.2	Specimen Common Stock Certificate **

4.3	Specimen Warrant Certificate **

4.4	Form of Warrant Agreement between the Warrant Agent and the Registrant ***

4.5	First Supplemental Warrant Agreement between the Warrant Agent and the Registrant ******

4.6	Second Supplemental Warrant Agreement between the Warrant Agent and the Registrant ******

4.7	Third Supplemental Warrant Agreement between the Warrant Agent and the Registrant**********

10.1	Form of Letter Agreement between the Registrant and each of Marathon Founders, LLC, Marathon Investors, LLC, and all of the directors and executive officers of the Registrant ****

10.2	Promissory Note, dated May 11, 2006, issued to Michael S. Gross*****

10.3	Letter Agreement between the Registrant and Marathon Management, LLC **

10.4	Form of Registration Rights Agreement among the Registrant, Marathon Investors, LLC, Marathon Founders, LLC and certain directors of the Registrant ****

10.5	Founders’ Unit Agreement among the Registrant and Marathon Founders, LLC and certain directors of the Registrant *****

10.6	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers **

10.7	Form of Investment Management Trust Account Agreement by and between the Registrant and The Bank of New York ****

10.8	Founder Warrant Purchase Agreement between the Registrant and Marathon Investors, LLC *****

10.9	First Supplemental Founder Warrant Purchase Agreement between the Registrant and Marathon Investors, LLC ******

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed in connection with Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on May 12, 2006.
**	Previously filed in connection with amendment no. 2 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on August 1, 2006.
***	Previously filed in connection with amendment no. 5 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on August 23, 2006.
****	Previously filed in connection with amendment no. 3 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on August 8, 2006.
*****	Previously filed in connection with amendment no. 1 to Marathon Acquisition Corp.’s registration statement on Form S-1 (File No. 333-134078) filed on June 29, 2006.
******	Previously filed in connection with the Current Report on Form 8-K (File No. 1-32983) filed on March 25, 2008.
*******	Previously filed in connection with the Current Report on Form 8-K (File No. 1-32983) filed on June 3, 2008.
********	Previously filed in connection with the Current Report on Form 8-K (File No. 1-32983) filed on July 8, 2008.
*********	Previously filed in connection with the Current Report on Form 8-K (File No. 1-32983) filed on July 24, 2008.
**********	Previously filed in connection with the Current Report on Form 8-K (File No. 1-32983) filed on August 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2008	MARATHON ACQUISITION CORP.

	By:	/s/ Michael S. Gross
Michael S. Gross
Chief Executive Officer (Principal Financial Officer)

MARATHON ACQUISITION CORP.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$798,013	$2,671,034
Prepaid expenses	—	39,935
Prepaid income taxes	363,815	458,139
Interest receivable attributable to trust	486,618	999,199

Total current assets	1,648,446	4,168,307

Investments held in trust account	316,741,146	314,130,809
Deferred acquisition costs	3,614,087	—

Total assets	$322,003,679	$318,299,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$4,346,281	$162,559
Income tax payable	—	47,886
Deferred underwriting discounts and commissions	6,405,736	6,405,736

Total current liabilities	10,752,017	6,616,181

Common stock subject to possible conversion (8,003,166 shares at $7.72 per share)	61,795,116	61,795,116
Interest attributable to common stock subject to possible conversion (net of income taxes of $1,464,954 and $1,156,989 at June 30, 2008 and December 31, 2007, respectively)	1,776,095	1,402,720
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 249,000,000 shares authorized; 49,410,850 shares issued and outstanding (including 8,003,166 shares subject to possible conversion)	4,942	4,942
Additional paid-in capital	240,553,066	240,553,066
Retained earnings accumulated during development stage	7,122,443	7,927,091

Total stockholders’ equity	247,680,451	248,485,099

Total liabilities and stockholders’ equity	$322,003,679	$318,299,116

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended June 30, 2008	Three Months ended June 30, 2007	Six Months ended June 30, 2008	Six Months ended June 30, 2007	Period from April 27, 2006 (inception) through June 30, 2008
Formation and general and administrative costs	$428,401	$286,948	$2,291,185	$573,224	$3,899,089

Net loss from operations	(428,401)	(286,948)	(2,291,185)	(573,224)	(3,899,089)
Other income – interest	1,501,563	3,913,426	3,454,976	7,825,334	23,584,244

Income before provision for taxes	1,073,162	3,626,478	1,163,791	7,252,110	19,685,155
Provision for income taxes	(704,105)	(2,074,000)	(1,595,065)	(3,713,000)	(10,786,617)

Net income (loss)	369,057	1,552,478	(431,274)	3,539,110	8,898,538
Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $134,967, $348,440, $307,965, $531,258, and $1,464,954)	(163,633)	(422,445)	(373,374)	(644,091)	(1,776,095)

Net income (loss) attributable to common stock not subject to possible conversion	$205,424	$1,130,033	$(804,648)	$2,895,019	$7,122,443

Maximum number of shares subject to possible conversion:
Weighted average shares outstanding subject to possible conversion	8,003,166	8,003,166	8,003,166	8,003,166
Income per share amount (basic and diluted)	$0.02	$0.05	$0.05	$0.08
Weighted average shares outstanding not subject to possible conversion (basic and diluted)	41,407,684	41,407,684	41,407,684	41,407,684
Net income (loss) per share attributable to common stock not subject to possible conversion (basic and diluted)	$0.00	$0.03	$(0.02)	$0.07
Proforma diluted weighted average shares not subject to possible conversion	51,799,797	51,373,062	41,407,684	51,036,852
Proforma diluted income (loss) per share attributable to shares not subject to possible conversion	$0.00	$0.02	$(0.02)	$0.06

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from April 27, 2006 (inception) through June 30, 2008

	Common Stock			Earnings
	Shares	Amount	Additional Paid-In Capital	Accumulated in the Development Stage	Stockholders’ Equity
Issuance of common stock to initial stockholders	9,375,000	$938	$24,062	$—	$25,000
Sale of 40,035,850 units, net of underwriters’ discounts and commissions and offering expenses (including 8,003,1666 shares subject to possible conversion)	40,035,850	4,004	296,824,120	—	296,828,124
Sale of private placement warrants	—	—	5,500,000	—	5,500,000
Net proceeds subject to possible conversion of 8,003,166 shares	—	—	(61,795,116)	—	(61,795,116)
Net Income	—	—	—	2,647,015	2,647,015

Balance at December 31, 2006	49,410,850	$4,942	$240,553,066	$2,647,015	$243,205,023

Accretion of trust account relating to common stock subject to possible conversion	—	—	—	(1,402,721)	(1,402,721)
Net income	—	—	—	6,682,797	6,682,797

Balance at December 31, 2007	49,410,850	$4,942	$240,553,066	$7,927,091	$248,485,099

Accretion of trust account relating to common stock subject to possible conversion	—	—	—	(373,374)	(373,374)
Net loss	—	—	—	(431,274)	(431,274)

Balance at June 30, 2008 (unaudited)	49,410,850	$4,942	$240,553,066	$7,122,443	$247,680,451

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months ended June 30, 2008	Six Months ended June 30, 2007	Period from April 27, 2006 (inception) through June 30, 2008
Cash flows from operating activities
Net (loss) income	$(431,274)	$3,539,110	$8,898,540
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income taxes	—	193,440	—
Changes in:
Prepaid expenses	39,936	(81,762)	(36,805)
Interest receivable	512,581	73,774	(486,620)
Accrued expenses	569,633	(37,015)	732,191
Income tax payable	46,440	19,303	(327,007)

Net cash provided by operating activities	737,316	3,706,850	8,780,299
Cash flows from investing activities
Investments held in trust account	(2,610,337)	(2,045,519)	(316,741,146)

Net cash used by investing activities	(2,610,337)	(2,045,519)	(316,741,146)

Cash flows from financing activities
Proceeds from note to stockholder			225,000
Repayment of note to stockholder			(225,000)
Proceeds from public offering, net			303,233,860
Proceeds from issuance of warrants			5,500,000
Proceeds from issuance of securities to initial stockholders			25,000

Net cash provided by financing activities	—	—	308,758,860

Net (decrease) increase in cash	(1,873,021)	1,661,331	798,013
Cash – beginning of period	2,671,034	1,370,943	—

Cash – end of period	$798,013	$3,032,274	$798,013

Non-cash financing activities
Deferred underwriting discounts and commissions	$—	$—	$6,405,736
Non-cash investing activities
Accrued deferred acquisition costs	$3,614,087	—	$3,614,087
Cash paid for income taxes	$1,538,000	$3,726,804	$11,157,690

See accompanying notes to financial statements.

MARATHON ACQUISITION CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

Note 1 — Organization and Nature of Business Operations

Marathon Acquisition Corp. (the “Company”) was incorporated in Delaware on April 27, 2006 as a blank check company whose objective is to acquire, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more currently unidentified operating business or businesses. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. All activity through June 30, 2008 relates to the company’s formation, initial public offering (the “Offering”) and efforts to identify prospective target businesses described below and in Note 3. At June 30, 2008, the Company had not commenced any operations.

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

Upon the closing of the Offering and the Over-Allotment Option Exercise by the underwriters, approximately $308.8 million was placed in a trust account invested until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the liquidation of the Company. The amount placed in the trust account consisted of the proceeds of this offering and the concurrent private placement of warrants as well as approximately $6.4 million of deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside of the trust account as well as the interest income of up to $3.9 million earned on the trust account balance that may be released to the Company (as described below) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses; provided, however, that after such release there remains in the trust account a sufficient amount of interest income previously earned on the trust account balance to pay any income taxes on such $3.9 million of interest income.

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

The Company accreted interest, net of taxes, to the common stock subject to possible conversion for the three months ended June 30, 2008 and June 30, 2007 of approximately $163,633 and $422,445, respectively. The Company accreted interest, net of taxes, to the common stock subject to possible conversion for the six months ended June 30, 2008 and June 30, 2007 of approximately $373,374 and $644,091, respectively. The company accreted $1,776,095 of interest, net of taxes, for the period from April 26, 2006 (inception) through June 30, 2008.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of its operations for the six month period ended June 30, 2008 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2007 included on Form 10-K filed with the SEC on March 17, 2008.

Going concern consideration – As indicated in the accompanying financial statements, at June 30, 2008 the Company had unrestricted cash of $798,013 and $4,346,281 in accrued expenses. These costs mainly relate to the pursuit of its acquisition plans and specifically the proposed merger with GSL Holdings and Global Ship Lease, Inc. (“Global Ship Lease”). In addition, there is no assurance that the Company will successfully complete a Business Combination with GSL Holdings, Inc. and Global Ship Lease by August 30, 2008. As a result, the Company cannot assure that the cash available will be sufficient to cover expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 2 — The Proposed Merger

On March 21, 2008, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”) with GSL Holdings, CMA CGM S.A., a French corporation (“CMA”) and Global Ship Lease pursuant to which the Company will merge with and into GSL Holdings, its newly-formed, wholly owned Marshall Islands subsidiary and then Global Ship Lease will merge with and into GSL Holdings, with GSL Holdings continuing as the surviving corporation and to be renamed Global Ship Lease, Inc. The Merger Agreement was amended on June 2, 2008, July 3, 2008 and July 23, 2008. On July 10, 2008, the Company filed with the Securities and Exchange Commission a definitive joint proxy statement/prospectus relating to the Merger Agreement. On July 28, 2008, the Company filed a supplement to the definitive joint proxy statement/prospectus.

As result of the Merger, each holder of a share of Company common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time of the Merger will receive one Class A common share, par value $0.01 per share, of GSL Holdings, except that in lieu of 6,528,094 Class A common shares of GSL Holdings to be received by Marathon Founders, LLC and other initial stockholders, they will receive an aggregate of 3,471,906 Class B common shares, par value $0.01 per share, of GSL Holdings and warrants to acquire an aggregate of 3,056,188 Class A common shares of GSL Holdings.

CMA will receive $18,570,135 in cash, 6,778,650 Class A common shares, 3,934,050 Class B common shares, and 12,375,000 Class C common shares of GSL Holdings. CMA will also receive warrants to acquire 3,131,900 Class A common shares and 1,000 Series A preferred shares of GSL Holdings.

        In addition, GSL Holdings intends to repurchase up to $48,000,000 in shares of common stock of the Company or Class A common shares of GSL Holdings at or after the closing to reduce the number of Class A common shares outstanding. In this regard, Holdings may repurchase shares at the closing in privately negotiated transactions with a limited number of shareholders whom it believes would otherwise elect to exercise conversion rights with respect the their shares of Company common stock.

The rights of Series A preferred stock will rank senior to the common shares and any class of equity securities issued by GSL Holdings which do not by their terms expressly provide that they are senior to the Series A preferred shares, with respect to dividend rights and rights upon liquidation, dissolution, or winding up of GSL Holdings. The rights of holders of Class B common shares will be identical to those of holders of Class A common shares, except that the holders of Class B common shares will not be entitled to receive any dividends with respect to the second and third quarters of 2008 and their dividend rights will be subordinated to those of holders of Class A common shares until at least July 2011. The rights of holders of Class C common shares will be identical to those of holders of Class A common shares, except that holders of Class C common shares will not be entitled to receive dividends and the Class C common shares will convert into Class A common shares on a one-for-one basis on January 1, 2009. Each outstanding warrant to acquire a share of Company common stock will become a warrant to receive one Class A common share of GSL Holdings. Each outstanding unit of Marathon will represent one Class A common share of GSL Holdings and a warrant to acquire one Class A common share of GSL Holdings.

All Series A preferred shares will be mandatorily redeemable by GSL Holdings on the third anniversary date of the merger or, if earlier, upon a change in control, in each case, at a cash price of $48,000 per share plus all accrued and unpaid dividends to the redemption date. GSL Holdings will also be required to redeem Series A preferred shares from time to time in part upon receipt of cash proceeds from the exercise of any warrants presently existing or hereinafter issued by the Company or GSL Holdings and upon the occurrence of certain significant transactions.

The warrants issued pursuant to the merger agreement will be exercisable upon issuance and will expire on the fifth anniversary of the issuance date.

The Merger Agreement contains customary representations and warranties by each of the parties. The representations and warranties do not survive the closing.

Note 3 — Summary of Significant Accounting Policies

[a] Cash and cash equivalents:

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents, when purchased. The trust assets are invested in one or more money market funds.

[b] Earnings per common share:

(i)	Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Warrants issued by the Company in the offering and sponsor warrants are contingently exercisable upon consummation of a business combination. Hence, these are presented in the proforma diluted earnings per share. Proforma diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

(ii)	The Company’s consolidated statements of operations include a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($163,633 and $422,445 for the three months ended June 30, 2008 and 2007, respectively and $373,374 and $644,091 for the six months ended June 30, 2008 and 2007, respectively) by the weighted average number of shares subject to possible conversion. Basic, diluted and proforma diluted earnings per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

At June 30, 2008 and 2007, the Company had outstanding warrants to purchase 45,535,850 shares of common stock.

The weighted average number of shares used in the basic and proforma diluted earnings per share for shares outstanding not subject to possible conversion are as follows:

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Weighted Average number of shares outstanding as used in computation of basic earnings per share	41,407,684	41,407,684	41,407,684	41,407,684
Proforma Effect of diluted securities - warrants	10,392,113	9,965,378	—	9,629,168

Shares used in computation of diluted earnings per shares	51,799,797	51,373,062	41,407,684	51,036,852

For the six months ended June 30, 2008, 45,535,850 shares attributable to the exercise of outstanding warrants were excluded from the calculation of proforma diluted earnings per share for shares not subject to possible conversion because the effect was anti-dilutive.

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

[d] Fair Value Measurements –

The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of June 30, 2008 and December 31, 2007.

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

The fair value of cash and investments held in the trust account were estimated using Level 1 inputs and the carrying value approximates the fair value because of their nature and respective duration.

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

Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the impact of SFAS 160 on the financial statements. In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of risk management. Disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and hedged items affect a company’s financial position, financial performance, and cash flows, are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial position and results of operations. However, the company considers any impact unlikely.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent , and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial position and results of operations. However, the company considers any impact unlikely.

[g] Consolidation Policy:

The consolidated financial statements include the accounts of Marathon Acquisition Corporation and its subsidiary GSL Holdings, Inc., a wholly-owned Marshall Islands company. All significant intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 2008, GSL Holdings, Inc. has no operations.

Note 4 — Deferred Acquisition Costs

As of June 30, 2008, the Company has accumulated approximately $3,614,087 in deferred costs related to the proposed merger with Global Ship Lease (Note 2). These costs will be capitalized contingent upon the completion of the Business Combination following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the acquisition is not completed or if the proposed merger is considered either a re-capitalization or reverse merger for accounting purposes, these costs will be recorded as an expense. Deferred acquisition costs consist of approximately $3,100,000 for legal services and the remainder for other related transaction expenses.

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

On September 27, 2006 the Company sold an additional 2,535,850 Units pursuant to the Over-Allotment Option Exercise.

As of June 30, 2008, after giving effect to the Company’s withdrawals of funds for tax purposes and for working capital requirements subsequent to completion of its initial public offering, $316,741,146 was held in trust. As of June 30, 2008, however, we had only approximately $0.8 million of unrestricted cash available for completing our merger with GSL Holdings and Global Ship Lease for payment of approximately $4.3 million of accrued expenses and for general corporate purposes. As a result, we cannot assure you that the cash we have available will be sufficient to cover our expenses.

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

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliate of the Company’s chairman, chief executive officer and secretary. Services will commence on the completion of the Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. The Company had incurred approximately $22,500 and $45,000 for both the three and six months ended June 30, 2008 and 2007, and $165,000 for the period from April 27, 2006 through June 30, 2008, in accordance with this agreement.

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

Each of the Company’s initial stockholders has agreed to vote all of his or its initial shares in accordance with the majority of the votes cast with respect to the merger proposal relating to the Merger Agreement by the holders of the shares issued in the initial public offering, and any shares acquired in or after the initial public offering in favor of the merger proposal. As of July 7, 2008, the Company’s initial stockholders, either directly or beneficially, owned and were entitled to vote 11,375,000 shares or approximately 23.0% of the Company’s outstanding common stock. With respect to the Merger, the Company’s initial stockholders have agreed to vote 9,375,000 of their respective shares of common stock which were acquired by them prior to the initial public offering, or 19.0% of the outstanding common stock, in accordance with the majority of the shares of common stock voted by the public stockholders. The Company’s initial stockholders and directors and Marathon Investors, LLC have also agreed that they will vote any shares they purchase in the open market in or after the initial public offering in favor of the merger. As of July 7, 2008, 2,000,000 shares, or 4.0% of the outstanding common stock, were subject to this voting arrangement. Furthermore, the Company’s officers and directors and their respective affiliates, at any time prior to the special meeting on August 12, 2008, during a period when they are not then aware of any material nonpublic information regarding the Company or its securities, may enter into a written plan to purchase the Company’s securities pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and may engage in other permissible public market purchases, as well as private purchases, of securities. On June 4, 2008, Michael Gross, our Chief Executive Officer and chairman of our Board of Directors, entered into a stock purchase plan with Citigroup Global Markets Inc., in accordance with the guidelines of Rule 10b5-1 and the provisions of Rule 10b-18 of the Exchange Act, under which he placed a limit order to purchase up to 2,000,000 shares of the Company’s common stock at a price of $8 per share or below. Under this plan, 2,000,000 shares were purchased at prices between $7.59 and $7.87 with an average price of $7.84 per share. If the Company’s initial stockholders or its officers and directors purchase securities from existing stockholders that are likely to vote against the transaction, or that are likely to elect to convert their shares, the probability that the business combination will succeed increases, since the number of shares held by public stockholders will be reduced and the number of shares held by insiders will be increased. Therefore the number of shares that will be voted in favor of the merger proposal increases and the number of shares that are converted may decrease.

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

Note 9 — Income Taxes

The Company’s provision for income taxes consisted of the following:

	Three Months ended June 30, 2008	Three Months ended June 30, 2007	Six Months ended June 30, 2008	Six Months ended June 30, 2007	Period from April 27, 2006 (inception) through June 30, 2008
Current
Federal	$340,813	$1,151,000	$1,019,557	$2,321,000	$7,032,443
State	363,292	599,000	575,508	1,199,000	3,754,174

Total current	704,105	1,750,000	1,595,065	3,520,000	10,786,617
Deferred	—	324,000	—	193,000	—

Provision for income taxes	$704,105	$2,074,000	$1,595,065	$3,713,000	$10,786,617

The difference between the actual income tax expense and that computed by applying the U.S. federal income tax rate of 35% to pretax income from operations is summarized below:

	Three Months ended June 30, 2008	Three Months ended June 30, 2007	Six Months ended June 30, 2008	Six Months ended June 30, 2007
Computed expected tax expense	35.0%	35.0%	35.0%	35.0%
State and local income taxes net of federal benefit	10.2%	13.2%	10.2%	9.9%
Change in valuation allowance	20.5%	8.9%	91.9%	6.3%

Effective tax rate	65.7%	57.1%	137.1%	51.2%

The Company is considered in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer certain expenses for tax purposes. Therefore, the Company has recorded for the three months ended June 30, 2008 a deferred income tax asset of $1,206,857. The Company believes that it is more likely than not that it will not be able to realize this deferred tax asset in the future and, therefore, it has provided a valuation allowance against this deferred tax asset as of June 30, 2008. As a result, the Company’s statement of operations for the six months ended June 30, 2008 reflects a provision for income taxes of $1,595,065 against income before provision for income taxes of $1,163,791. The Company’s 2007 and 2006 Federal and State tax returns have not been audited, and remain subject to examination.

Note 10 — Subsequent Events

On August 11, 2008, the Company completed privately negotiated arrangements to purchase, subject to and contemporaneously with the closing of the merger with Global Ship Lease, Inc., up to approximately 5 million additional shares of common stock for a purchase price of approximately $39.7 million. Additional financing for the share repurchases will be provided through (i) the purchase by Michael Gross of up to 1.1 million shares of common stock for a total purchase price of approximately $8.7 million, (ii) the purchase by CMA CGM of up to 1.1 million shares of common stock for a total purchase price of approximately $8.7 million, and (iii) the use of approximately $22.3 million of corporate cash. In addition, corporate cash will be increased by up to $7.1 million through the issuance of up to 0.9 million shares in lieu of cash as partial payment towards advisory and deferred underwriting fees.